Form 10KSB
period 1997-12-31
SENTECH EAS CORP /FL
filed 1998-03-27
CIK 829288

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997      Commission File No. 33-20015-NY

                              -------------------

                             SENTECH EAS CORPORATION
             (Exact name of Registrant as specified in its charter)

      FLORIDA                                       65-0734041
     (State of Incorporation)           (I.R.S. Employer Identification Number)

     484 SOUTHWEST 12TH AVENUE
      DEERFIELD BEACH, FLORIDA                            33442-3108
 (Address of principal executive offices)                (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: 954-426-2965

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                      ON WHICH REGISTERED
          Not applicable                                 None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, $0.00024 PAR VALUE PER SHARE
                   ------------------------------------------
                                 Title of Class

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes X   No
                     ---    ---
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                      ---    ---

The Registrant's revenues for the year ended December 31, 1997 was $2,395,844. The aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 31, 1998 was $0.

As of March 31, 1998, there were 1,640,427 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------
Definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders incorporated in Part III
--------------------------------------------------------------------------------


                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

SenTech EAS Corporation and its wholly owned subsidiary, SenTech EAS International, Inc., hereinafter referred to collectively as the "Company" or "SenTech", manufactures, distributes, and services electronic article surveillance ("EAS") systems and accessories worldwide. The Company's products are used primarily by retailers to prevent financial losses attributed to theft of merchandise. EAS equipment is composed of (i) a detachable or disposable security circuit, label or other material (often referred to as a "tag" or "target") which is attached to or placed on the article to be protected, and is either removed upon sale of the article or, if not removed, activates a detection system if the article is transported beyond the protected area, and
(ii) a detection system which is usually located in the exit path of the protected area and is activated when an article, to which a tag or target is attached, is transported beyond the protected area. EAS equipment has developed over the last 30 years in response to problems associated with theft and inventory control in the retail industry.

The Company's original focus was installing, refurbishing, marketing and servicing EAS equipment developed by other companies in the EAS industry. Over the past four years, the Company's business has evolved more and more to assembling, marketing and servicing EAS equipment developed by the Company. The Company's current strategy is to further expand its operations focusing primarily on its own EAS equipment while continuing to refurbish, market, re-sell, and service EAS equipment developed and sold by other companies. The EAS equipment developed by the Company is compatible with EAS equipment developed by other companies allowing the Company to market its own products to retailers who have existing compatible equipment. Therefore, the Company believes that it is able to attract customers who desire to upgrade their existing systems as well as those customers who desire to purchase a new system from an alternative supplier at lower prices.

The Company was incorporated in the State of Florida in February 1990 as "Ultimate EAS Corporation" and changed its name on several occasions. Prior to September 1995, the Company's name was "SenTech EAS Corporation." On September 22, 1995, all of the outstanding capital stock of SenTech EAS Corporation was acquired by Lorry Bay & Co., Inc. through the merger of its subsidiary, Lorry Bay Capital, into SenTech EAS Corporation. The resulting entity was renamed SenTech EAS International, Inc. Lorry Bay & Co., Inc. was then merged into a newly formed Florida corporation, SenTech EAS Corporation whereby the ultimate surviving entity was SenTech EAS Corporation and its wholly-owned subsidiary, SenTech EAS International, Inc. The Company's offices are located at 484 Southwest 12th Avenue, Deerfield Beach, Florida 33442-3108, (954) 426-2965.

ELECTRONIC ARTICLE SURVEILLANCE (EAS) INDUSTRY

Three distinct technologies are utilized in the EAS industry; radio frequency ("RF") detection, electromagnetic ("EM") detection, and acousto-magnetic ("AM") detection. The Company manufactures, distributes, and services only EAS equipment with RF detection.

EM DETECTION SYSTEMS

EM detection systems also utilize detection monitors at exit points combined with detectable tags. The tags for EM detection systems also take the form of reusable hard plastic tags or adhesive tags, however, instead of containing RF circuitry, the detectable tags are electromagnetically sensitized strips. One of the disadvantages of utilizing EM detection systems is the systems, unlike RF detection systems, must be installed close together in order to detect EM tags passing out of the protected area. EM systems are primarily used in food stores, video stores, and libraries, where store operators are not as concerned with the visual appeal of the entrances. One of the advantages of utilizing EM detection systems is EM detection tags, unlike RF detection tags, are not detuned or rendered ineffective when applied to metallic surfaces.

AM DETECTION SYSTEMS

Recently, a new acousto-magnetic technology has been developed. Products utilizing acousto-magnetic technology are capable of covering broader areas, and have a higher ability to detect labels and tags than standard EM detection systems. However, systems utilizing acousto-magnetic technology, and the required tags, are more expensive than standard EM detection systems.

RF DETECTION SYSTEMS

RF detection systems are the most prevalent in the marketplace. RF detection systems utilize low ("LF"), high ("HF") or ultra high ("UHF" or "microwave") frequency systems. In RF detection systems, electronic detectors, consisting of antennas which emit radio waves of a specified frequency, are housed in pedestals, overhead units, floor mats or other panels located at the exits of protected areas (such as checkout counters, doorways, elevator, and escalator locations). Tags for RF detection systems, which contain electronic circuitry that interferes with the signal established between the detector panels, are attached to or placed on the article to be protected.

The tags for RF detection systems take the form of either reusable hard plastic tags or adhesive tags. Reusable hard plastic tags are attached to the merchandise being protected usually by means of a specially designed fastener. The reusable plastic tags can only be removed, without causing damage to the article, by using a special decoupling device. Adhesive tags are disposable, intended to be used only once, and are deactivated at the point of purchase by passing the adhesive tag through a deactivation field. When an adhesive tag is transported through the area between the detector panels, the radio interference caused by the tag's circuitry triggers an alarm such as a flashing light, a buzzer, or a central control point signal.

RF detection systems protect a large entrance or exit area because of their broad scope of detection stemming from the broad range of radio waves. Although systems using microwave frequencies (900 MHz) protect the widest entrances, the Company's EAS equipment does not utilize microwave frequencies because the Company believes that 8.2 MHz systems, such as those manufactured by the Company, will be utilized in most of the future growth in the EAS industry. Tags must be attached to merchandise upon arrival at a store or distribution center and removed at the time of purchase. RF detection systems are most widely used in the protection of "soft goods" (i.e., clothing, footwear), although RF tags in the form of metallic stickers, referred to as "labels", are becoming widely used in the protection of "hard goods" (i.e., health and beauty supplies, electronics, books). Increasingly, there is a trend towards source tagging whereby the manufacturer attaches the EAS tags on products before shipping the products to retailers.

THE COMPANY'S PRODUCT LINE

The Company currently assembles, refurbishes, markets and services the following EAS Equipment for use in the retail industry, all of which were developed by the Company.

"X"AISLE(TM) SYSTEM

The "X"Aisle System is SenTech's newest and most powerful extended aisle Swept RF system which will be introduced during the second quarter of 1998. The "X"Aisle System consists of a set of pedestals constructed of durable lightweight injection molded plastic which contain the RF detection circuits with each pedestal measuring 60.5" tall, 18.25" wide and 4" deep. The primary color available is gray, although custom-designed colors may be offered if requested by customers. Two pedestals are capable of protecting entrances/exits up to 8 feet wide using SenTech's new 8.2 MHz "X" Tag and up to 5.5 feet wide with a 1.5" adhesive label. Since the "X"Aisle System detects any tags with 8.2 or 9.5 MHz RF, which are commonly used frequencies, it is compatible with 8.2 or
9.5 MHz RF tags designed by the Company and its competitors. The "X"Aisle System also uses advanced software programmable circuit design including a Digital Signal Processor, surface mounted electronic components, self testing circuitry, and fiber optics. Its adaptive filtering circuitry is largely immune to false alarms and electrical interference. The electronics are designed for easy installation by field technicians, dealers, or end users. The Company believes the "X"Aisle System is among the most effective wide aisle EAS detection systems currently available. The "X"Aisle System was designed by the Company and is manufactured and assembled by a related party company (see "Product Development" below).

MULTITAG(TM) II SYSTEM

The MultiTag II System consists of a set of pedestals which contain RF detection circuits. Each pedestal measures 60" tall, 12" wide and 4.25" deep and is constructed of a solid all metal frame and composite components. The primary color available is black although custom-designed colors may be offered if requested by customers. The MultiTag II System is capable of protecting entrances/exits up to six feet wide. Since the MultiTag II System detects any tags with 8.2 or 9.5 MHz RF, which are commonly used frequencies, it is compatible with 8.2 or 9.5 MHz RF tags designed by the Company and its competitors. The Company believes the MultiTag II System is among the most effective EAS detection systems currently available. The Company also believes the MultiTag II System is less susceptible to false alarm sources than other EAS detection systems currently available. The MultiTag II System was designed by the Company, and its sub-assemblies are manufactured by outside sub-contractors and are assembled by employees of the Company at the Company's facilities.

DEFENDER SYSTEM

The Defender System consists of a set of pedestals which contain RF detection circuits. Each pedestal measures 60" tall, 12" wide and 3" deep and is constructed of textured satin black galvanized tubular steel open-frame construction with charcoal gray molded plastic covers. The primary color available is black tubing with charcoal gray covers although custom-designed colors may be offered if requested by customers. The Defender System is capable of protecting entrances/exits up to five feet wide. Since the Defender System detects any tags with 8.2 or 9.5 MHz RF, which are commonly used frequencies, it is compatible with 8.2 or 9.5 MHz RF tags designed by the Company and its competitors. The Defender System is a low-cost system intended for dealer and domestic price competitive sales. The Company believes the Defender System is among the highest in target detection rates of EAS detection systems currently available. The Company also believes the Defender System is less susceptible to false alarm sources than other EAS detection systems currently available. The Defender System was designed by the Company, and its sub-assemblies are manufactured by outside sub-contractors and are assembled by employees of the Company at the Company's facilities.

SOLO SYSTEM

The Solo System, introduced during the fourth quarter of 1997, consists of a single pedestal which contains RF detection circuits. The pedestal measures 60.5" tall, 12" wide and 3" deep and is constructed of textured satin black galvanized tubular steel open-frame construction with charcoal gray molded plastic covers. The primary color available is black tubing with charcoal gray covers although custom-designed colors may be offered if requested by customers. The Solo System is capable of protecting entrances/exits up to 9 feet wide. Since the Solo System is available in either 2.0 or 3.25 MHz frequency allowing for the detection of any tags with 2.0 or 3.25 MHz RF which are commonly used frequencies, it is compatible with 2.0 and 3.25 MHz RF tags designed by the Company and its competitors. The Company believes the Solo System is among the most effective single pedestal EAS detection systems currently available. The Company also believes the Solo System is less susceptible to false alarm sources than other single pedestal EAS detection systems currently available. The Solo System was designed by the Company, and its sub-assemblies are manufactured by outside sub-contractors and are assembled by employees of the Company at the Company's facilities.

DEACTIVATION PAD

The deactivation Pad is an instrument that permanently deactivates any 8.2 MHz RF disposable label. Disposable tags are adhesive labels that are attached to the merchandise and often disguised as a simulated bar code or as a point-of-purchase advertising message. The Deactivation Pad electronically deactivates the RF circuitry contained within the disposable tag. The
Deactivation Pad was designed by the Company, and its sub-assemblies are manufactured by outside sub-contractors and are assembled by employees of the Company at the Company's facilities. The Deactivation Pad contains all necessary electronics and does not need to be "slaved" together with other components like most EAS deactivation equipment. The Deactivation Pad is a 10.5" by 10.5" square pad consisting of a black plastic chassis with a solid black metal base. Multiple Deactivation Pads may be used together without causing interference with the RF circuitry unlike most other deactivators available in the EAS industry.

MAGNETIC DETACHERS

Magnetic Detachers are instruments used to remove reusable hard tags that contain RF circuitry from the merchandise to which they are attached. A magnetic lock releases the pins contained within the reusable hard tags. The Company offers two types of magnetic detachers; (i) the Table Top Detacher, and (ii) the Surface Mount Detacher. Both magnetic detachers were designed by the Company, and their sub-assemblies are manufactured by outside sub-contractors and assembled by employees of the Company at the Company's facilities. The Table Top Detacher measures 5" in diameter, is constructed of a durable scratch-resistant finish, and is designed to be secured to a counter-top using a security lanyard. The Surface Mount Detacher measures 2.5" or 3" in diameter and is designed to be permanently attached to a surface such as a counter-top. The magnetic detachers are compatible with tags that are designed by the Company and its competitors.

THIRD PARTY PRODUCT LINES

The Company  currently sells the following EAS equipment which were developed by
other   companies  in  the  EAS   Industry   but  are  made  to  the   Company's
specifications.

"X" TAG

The "X" Tag is a durable lightweight 8.2 MHz Swept RF tag to be used with SenTech's newest and most powerful extended aisle Swept RF system, the "X"Aisle System, which will be introduced during the second quarter of 1998. The "X" Tag is beige and is compatible with all 8.2 MHz RF systems and most ink tags.

MINI SOLO TAG

The Mini Solo Tag, introduced during the fourth quarter of 1997, is a durable lightweight 2.0 or 3.25 MHz RF tag which is used with SenTech's Solo System. The Mini Solo Tag is light gray or beige and is compatible with all 2.0 or 3.25 MHz RF systems and most ink tags.

INK TAGS

To be introduced during 1998, the SenTech Ink Tag contains two vials of ink on the head of the tag which breaks and disperses permanent ink onto the item to which it is attached if improperly removed. This feature provides an extra level of deterrence against shoplifting by adding the threat of permanent garment damage if the tag is improperly or forcibly removed. The SenTech Ink Tag may be used together with an EAS hard tag or with a locking clutch.

OMNI TAG/MINI TAG

The Omni Tags and Mini Tags are reusable hard tags constructed of strong lightweight plastic. The Omni Tag is a 2.75" by 2.25" rectangular tag and the Mini Tag is a 1.875" by 1.625" rectangular tag, both of which contain 8.2 MHz RF circuitry. Both tags are available in black, beige, or custom-designed colors. If either tag passes between an RF detection system an alarm is triggered. The tags are attached to merchandise using special fasteners prior to the merchandise being placed on the sales floor and are detached at the point of purchase using a magnetic detacher. Removal of the tags without the magnetic detacher will damage the protected merchandise. The Omni Tag and the Mini Tag are compatible with 8.2 MHz RF detection systems.

SENTAG

The SenTag is a reusable hard tag constructed of strong lightweight beige polypropylene plastic. The SenTag is a 2.735" by 1.165" by 0.695" rectangular tag containing microwave frequency circuitry. The SenTag is attached to merchandise using special fasteners prior to the merchandise being placed on the sales floor and is detached at the point of purchase using a special detacher. Removal of the tags without the special detacher will damage the protected merchandise. The SenTag is compatible with most microwave detection systems.

LANYARDS

Lanyards are used in conjunction with any type of tag. It allows for the tagging of hard good items which have closed loop openings such as handbags, luggage and tennis rackets.

PINS

Several styles of pins are available for use with various types of reusable hard tags.

PRODUCT DEVELOPMENT

The Company maintains an on-going effort to develop new EAS equipment. The Company recently developed and marketed an ultra-light reusable hard tag, the SenTag, described above, and intends to introduce the SenTech Ink Tag during 1998. The Company believes the SenTag and the Ink Tag, which are both manufactured by non-affiliated companies, are well received by retailers who demand contemporary styled reusable hard tags.

During the fourth quarter of 1997, the Company also developed and marketed the Solo System, described above, which has been initially well received in the marketplace. The Company believes the Solo System is among the most effective single pedestal EAS detection systems currently available.

In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement provides for the development and manufacture of the Company's third generation EAS system, the "X"Aisle System, and the electronic printed circuit boards for the MultiTag II System and the Defender System. Currently, the electronic printed circuit boards for the MultiTag II System and the Defender System are designed and manufactured by a competitor of the Company. The Agreement requires the Company to pay for non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement and requires the Company to purchase minimum quantities of the system each year.

Management believes that any new EAS equipment it develops, combined with the Company's existing equipment, customer and market base, may provide the Company with the potential for significant growth. Historically, the Company's research and development expenses have been immaterial relative to the Company's operations.

ASSEMBLY AND MANUFACTURING OPERATIONS

The Company's manufacturing operations consist primarily of the procurement of component parts and the assembly of finished products at the Company's leased facility in Deerfield Beach, Florida. Most of the EAS equipment developed by the Company consists of component parts manufactured for the Company or purchased from third parties. The Company does not maintain an extensive finished goods inventory since the Company believes it is able to obtain required component parts, assemble, and ship its product within competitive lead times acceptable to its customers. The Company subcontracts with local vendors to assemble printed circuit boards, and machine, mold, and finish various component parts. The Company anticipates it will continue to rely primarily on such third party manufactures and vendors in order to minimize overhead. The Company minimizes dependence on any one supplier by maintaining sufficient alternative suppliers for each of its raw materials and finished goods.

REFURBISHING OPERATIONS

The Company acquires and refurbishes existing equipment developed by its major competitors primarily from customers who are upgrading or changing their current detection systems and from liquidation and foreclosure sales. All of the Company's refurbishing activities, including the inspection and testing of the refurbished product, are performed by employees of the Company at the Company's leased facility in Deerfield Beach, Florida.

MARKETS AND MARKETING STRATEGY

The Company markets and sells EAS equipment in the United States and abroad through an internal sales force of four individuals and through the Company's management. The Company's current regional sales representatives primarily cover the Northeast and Southeast portions of the United States. The Company is in the process of recruiting a national sales force to expand its coverage of the United States market. Domestic Dealer and Foreign Distributor sales are conducted primarily by internal sales people. Management markets EAS equipment through a direct-calling program in addition to attending trade shows, advertising in trade publications, a direct-mailing program, and internet advertising.

There were no material concentrations of sales or accounts receivable outside of the United States during December 31, 1997 and 1996.

The Company's sales and marketing efforts are focused on retailers who do not yet utilize EAS equipment as well as retailers who presently utilize EAS equipment developed by the Company's major competitors and are seeking an alternative supplier of EAS equipment offering lower prices with more personalized service. Since the Company refurbishes, markets, and services EAS equipment developed and sold by other companies, and its own products are compatible with such other products, the Company believes it is able to compete for many of the needs of retailers presently utilizing EAS equipment.

The Company's sales and marketing efforts include a "Try Buy" program under which the Company installs its EAS equipment in a retailer's store for a trial period at a minimal cost that covers only the Company's cost of labor to install and monitor such equipment. The trial period lasts for approximately 60-90 days, after which the retailer decides whether or not to purchase the equipment. If the retailer chooses not to purchase the Company's EAS equipment, the equipment is removed from the location without any further obligation. Since the introduction of this program, most of the trials have resulted in the retailers' purchase of the Company's equipment.

With respect to EAS equipment developed by other companies, the Company purchases such equipment from third party manufactures and distributors in the United States and abroad and resells such EAS equipment at discounted rates. The Company is able to purchase such equipment from third parties at favorable rates based upon its relationship with such third parties.

INSTALLATION AND CUSTOMER SERVICE

The Company usually provides one-year warranties on all its products covering both parts and labor and offers optional extended warranties which may be purchased by customers. In July 1995, the Company entered into a service agreement effective August 1995 with a national service organization, whose President and Chief Executive Officer is a director of the Company, which provides for the installation and servicing of any 8.2 MHz EAS system. The national service organization has 31 service centers throughout the United States and is capable of providing service on a national level. Any EAS systems not covered by the agreement are handled by the Company's service personnel or other third party service providers. The agreement is for a one-year term and is automatically renewable for one-year periods unless terminated in writing by either party. The Company has not received any termination notices and believes its relationship with the service provider is favorable. Although there can be no assurance the agreement will not be terminated or will be renewed in the future, the Company anticipates the agreement will automatically be renewed through August 1999.

BACKLOG

At December 31, 1997, the Company ended the year with approximately $326,000 in backlog of sales orders compared to only $54,000 in backlog at December 31, 1996. The Company expects the entire backlog of sales orders at the end of 1997 to be shipped prior to the end of the first quarter of 1998. The amount of backlog at any time during the year is not necessarily indicative of the volume of business for the upcoming year. The Company's revenues are substantially dependent on its customers' seasonal retail sales. Historically, the Company has experienced higher sales volume in the third and fourth quarters of each year.

EMPLOYEES

The Company currently has 13 full time employees, none of which have entered into employment agreements with the Company nor are represented by a labor union. From time to time, the Company hires temporary personnel to accommodate special requirements for larger projects. The Company does not have key-man life insurance on any of its employees.

COMPETITION

The Company competes in the EAS industry with several companies. Many of these companies are larger and better known and have significantly greater financial, technological, manufacturing and marketing resources than the Company. The Company's principal competitors are Sensormatic Electronics Corporation ("Sensormatic"), Checkpoint Systems, Inc. ("Checkpoint"), Sentry Technology Corporation ("Sentry"), and a number of smaller companies. Although the Company believes it has strived to compete effectively in the past by offering innovative products and competitive prices, no assurance can be given that the Company will be capable of effectively competing successfully in the future, or that the Company will be successful in maintaining or expanding its share of the market for its products. No assurance can be given the products or technologies that may be developed and introduced by competitors will not render the Company's products less competitive or obsolete. The Company remains competitive in the EAS industry because the equipment developed by the Company is compatible with EAS equipment developed by other companies. In addition, the Company purchases EAS equipment developed by other companies from third party manufacturers and distributors at favorable rates and resells such equipment at discounted prices.

GOVERNMENT REGULATION

The EAS Industry is subject to extensive regulation by various federal and state regulatory agencies including the Federal Communications Commission (the "FCC"). Any equipment manufactured by other companies that is refurbished and resold by the Company has received the required approvals from the FCC. The Company intends to submit applications for approval by the FCC of equipment invented and developed by the Company. There can be no assurance that the Company will obtain the requisite approvals and the failure to obtain such approvals could have a materially adverse effect upon the Company's business.

From time to time, legislation and regulations that could potentially affect the Company, either beneficially or adversely, have been proposed by federal and state legislators and regulators. Management is not aware of any currently pending or proposed legislation or regulations which would have a materially adverse impact on the Company's operations if adopted. There can be no assurance that the FCC or various state regulators will not adopt regulations or take other actions that would materially adversely affect the business of the Company.

ABSENCE OF PATENT PROTECTION

The Company does not currently have patent protection on most of its products. Its ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its products. The Company may apply for patent protection on future products it develops, however, there can be no assurance that it will be successful in obtaining such patents or, if obtained, that such patents will afford the Company sufficient protection. The Company intends to rely substantially on unpatented proprietary information and technological know-how, and there can be no assurance that others will not develop such information and know-how independently or otherwise obtain access to its technology. Also, it is not certain that the Company's proprietary technology will not infringe patents or other rights owned by others. In the event that patent infringement claims are brought against the Company, the Company may be forced to obtain a license for such technology, and there can be no assurance that it will be successful in obtaining such licenses. In the event that the Company contests an infringement claim, it may divert the Company's resources from other purposes.

TECHNOLOGICAL OBSOLESCENCE OR FAILURE AND UNCERTAIN MARKET ACCEPTANCE OF FUTURE PRODUCTS

The markets served by the Company are to a certain extent characterized by technological advances, changes in customer requirements, and occasional new product introductions and enhancements. The Company's business may require, at times, ongoing research and development efforts and expenditures, and its future success may depend on its ability to enhance its current products and develop and introduce new products which keep pace with technological developments in response to evolving customer requirements. There can be no assurance the Company's failure to anticipate or respond adequately to technological developments and changing customer requirements, or the occurrence of
significant  delays  in  new  product   development  or  introduction,   or  the
technological failures of its products or the systems in which they are incorporated, would not result in a material loss of anticipated future revenues and seriously impair the Company's competitiveness. In addition, the Company may misgauge market needs and introduce products which fail to gain the necessary market acceptance for whatever reason. Hence, it is also uncertain whether new products or enhancements of existing products can be successfully marketed and sold by the Company.

ITEM 2.  PROPERTIES

The Company's offices, warehouse, and distribution center are located in 6,300 square feet of leased facilities in Deerfield Beach, Florida of which approximately 3,600 square feet are used for offices. Through the end of the lease term on January 31, 2000, the lease provides for payments of approximately $5,000 per month including sales tax and common area maintenance expenses. The Company believes these facilities are adequate to accommodate operations through the year 1999.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. Although the Company is unable to predict the ultimate disposition of these matters, the Company does not believe the resolution of such matters will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

In October 1996, the Company was named as a defendant in a lawsuit filed in New Jersey Superior Court whereby the plaintiff is seeking damages with respect to certain alleged invoices totaling approximately $20,000. A motion to amend the pleadings was filed and granted to assert counterclaims and third party claims against the plaintiff and its officers for, among other things, false designation of origin under the federal Lanham Act, violations of statutory and common law unfair competition, trademark and trade dress infringement, and breach of contract all of which may result in damages exceeding $1,000,000. The Company's counterclaim and third party claims arose from an alleged intentional breach of a requirements type contract in which the plaintiff was authorized to manufacture for the Company certain equipment for sale to third parties. Although the Company has recorded in accrued liabilities a provision of approximately $20,000 for any liability which may result from the plaintiff's claims, the Company plans to continue to vigorously defend against the plaintiff's alleged claims and to pursue its counterclaims and third party claims against the plaintiff. While there is no assurance as to the outcome of this legal action, management and legal counsel for the Company believe the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations.

Other than the claims noted above, the Company has no notice of any pending or threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of directors and the ratification of the appointment of the Company's independent certified public accountants were the only matters submitted to a vote of security holders during 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock has not commenced trading but is listed on the National Association of Securities Dealers, Inc. ("NASD") OTC Electronic Bulletin Board ("Bulletin Board") under the symbol "SETE". There have been no quotes on the Company's common stock since its listing on the Bulletin Board.

No assurance can be given that a public trading market for the Company's common stock will develop or if developed will be sustained.

In April 1997, in connection with a private placement of the Company's common stock under Regulation D Rule 506 of the Securities Act of 1933, as amended, the Company consummated the sale of 343,894 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each warrant expires after five years of issuance and entitles the registered holder to purchase one share of common stock at a purchase price equal to the lesser of $5.50 or ten percent above the offering price of a share of common stock in a proposed public offering. The net proceeds received by the Company from this offering were approximately $707,000 of which approximately $198,000 from the sale of 88,173 units was received during the year ended December 31, 1997.

In October 1997, the Company issued 97,500 shares of the Company's common stock pursuant to directors' and officers' compensation agreements.

The Company has never paid a cash dividend on its common stock since its inception nor does it anticipate paying any cash dividends in the near future. The Company intends to retain any future earnings to finance the operations of the Company.

At March 31, 1998, the Company had approximately 105 registered holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, certain matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are generally based on the Company's expectations and are subject to certain risks and uncertainties, including but no limited to; economic, competitive, regulatory, growth strategies, available financing, and other factors discussed elsewhere in this Form 10-KSB and other documents filed by the Company with the SEC. The associated risks and uncertainties could cause actual results to differ materially from historical results or the Company's expectations. In light of these risks and uncertainties, there can be no assurance the forward looking statements contained in this Form will occur. The Company undertakes no obligation to publicly update or revise any forward looking statements resulting from future events, new information, or from any other circumstances.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

REVENUES

Revenues were approximately $2,396,000 for the year ended December 31, 1997, an increase of $602,000 or 34% from revenues of $1,794,000 for the year ended December 31, 1996. The increase in revenues for the year ended December 31, 1997 was primarily attributed to sales from a new customer which generated 35% of the Company's total revenues for the year ended December 31, 1997. Approximately 2% and 16% of the revenues for the years ended December 31, 1997 and 1996, respectively, represented revenues generated from another customer. The Company estimates revenues from the new customer will continue and remain fairly constant during 1998, however, there is no assurance of future sales from the new customer. Although the Company's customer base increased only modestly during 1997, the Company expects significant expansion of its customer base resulting from its sales efforts in new markets, the introduction of new products in 1998, and its reputation of providing affordable high quality products.

GROSS PROFIT

Gross profit was approximately $784,000 for the year ended December 31, 1997, an increase of $216,000 or 38% from gross profit of $568,000 for the year ended December 31, 1996 primarily as a result of the increase in revenues. Gross profit margin was 32.7% for the year ended December 31, 1997, a slight increase from 31.7% for the year ended December 31, 1996. Gross profit margins are expected to remain fairly constant in the near term due to the ongoing maintenance of the Company's new cost control management program and new pricing structure. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain constant as the Company's customer base expands.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expenses were approximately $846,000 for the year ended December 31, 1997, an increase of $233,000 or 38% from selling, general, and administrative expenses of $613,000 for the year ended December 31, 1996. Overall, operating expenses remained stable during 1997 with the exception of compensation, legal, and tax expenses. Compensation expense increased nearly $90,000 primarily as a result of an increase of $47,500 in officers' salaries and $34,125 of common stock granted to the Company's officers and board of directors. Legal expenses increased approximately $88,000 primarily due to the costs of litigating existing trade claims against a competitor of the Company, the costs of acquiring various patents and trademarks, and the costs of increased compliance reporting. The Company also incurred $40,000 related to certain delinquent tax liabilities during 1997. Selling, general, and administrative expenses are expected to moderately increase over the next year relative to the expected increase in revenues primarily as a result of increased costs of marketing as the Company continues to expand its customer base and introduce new products.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense was approximately $9,000 for the year ended December 31, 1997, a decrease of $11,000 or 55% from interest expense of $20,000 for the year ended December 31, 1996 primarily due to the conversion of $63,000 of 8% mandatory convertible notes and $40,000 of 8% shareholders' notes payable to shares of the Company's common stock in June 1996. Interest income of approximately $16,000 for the year ended December 31, 1997 represents interest earned on cash balances in excess of operating requirements; there was no interest income for the year ended December 31, 1996.

NET LOSS AND NET LOSS PER SHARE

Net loss was approximately $(55,000) for the year ended December 31, 1997, a decrease of $10,000 or 15% from the net loss of $(65,000) for the year ended December 31, 1996 primarily as a result of an increase of approximately $216,000 in gross profit offset by an increase in operating costs of nearly $206,000 net of interest expense and interest income. Net income for the year ended December 31, 1997 before non-cash charges of approximately $25,000 of depreciation and $34,000 of non-cash compensation was approximately $4,000. Net loss for the year ended December 31, 1996 before non-cash charges of approximately $31,000 of depreciation was approximately $(34,000).

Net loss per share was $(0.04) at December 31, 1997, a decrease of $0.02 per share or 33% from the net loss per share of $(0.06) at December 31, 1996 resulting from the $10,000 decrease in net loss and an increase of 490,143 weighted average number of common shares from 1,066,421 during 1996 to 1,556,564 during 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's accumulated deficit was approximately $(1,702,000) and $(1,647,000) at December 31, 1997 and 1996, respectively. Working capital was approximately $798,000 and $705,000 at December 31, 1997 and 1996, respectively, an increase of $93,000. The increase in working capital was the result of proceeds received pursuant to a private offering whereby the Company consummated the sale of 343,894 shares of the Company's common stock for net proceeds of approximately $707,000, of which approximately $198,000 was received during 1997. The proceeds from the private offering are intended to be used for working capital purposes and payment of the balance due under a stock purchase agreement pursuant to which the Company repurchased shares of common stock held by a former employee. Working capital will be used to hire additional sales personnel, expand production capacity, and finance inventory, accounts receivable, and research and development.

During 1996, the Company converted approximately $308,000 of debt to shares of the Company's common stock and received net proceeds of over $218,000 from the exercise of warrants.

Net cash used in operating activities was approximately $(202,000) in 1997, an increase of $(63,000) from $(139,000) in 1996 primarily as a result of $117,000 of payments made pursuant to a three year purchase and manufacturing agreement offset by approximately $54,000 of cash received from customers in excess of cash paid to suppliers and employees, including interest receipts and disbursements.

The Company  believes the proceeds  from the private  offering plus the expected results of operations in 1998 will be sufficient to fund current business operations and anticipated growth. However, the Company believes it may need to raise additional capital through debt or equity financing to fund its anticipated growth beyond 1998. There is no assurance that such additional financing will be available when needed or available with terms acceptable to the Company.

SEASONALITY

The Company's revenues are substantially dependent on its customers' seasonal retail sales. Historically, the Company has experienced higher sales volume in the third and fourth quarters of each year.

ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Independent Auditors' Report                                                                                 12
Consolidated Balance Sheets at December 31, 1997 and 1996                                                    13
Consolidated Statements of Operations for the years ended December 31, 1997 and 1996                         14
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996               15
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996                         16
Notes to Consolidated Financial Statements                                                                17-24

Consolidated Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
SenTech EAS Corporation and Subsidiary
Deerfield Beach, Florida

We have audited the accompanying consolidated balance sheets of SenTech EAS Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SenTech EAS Corporation and Subsidiary, as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


SPEAR, SAFER, HARMON & CO.


Miami, Florida
February 12, 1998


                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996




                                                                              DECEMBER 31,         DECEMBER 31,
                                                                                1997                 1996
                                                                      -------------------------------------------
ASSETS
----------------------------------------------------------------------

Current assets
     Cash and cash equivalents                                          $          475,263     $         567,212
     Accounts receivable, net of allowances of $5,000                              199,802               186,003
     Inventories                                                                   531,197               397,827
     Other current assets                                                           62,150                42,033
                                                                      ---------------------  --------------------
        Total current assets                                                     1,268,412             1,193,075
Property and equipment, net                                                         50,916                67,081
Other assets                                                                        96,407                 9,341
                                                                      ---------------------  --------------------

                                                                        $      1,415,735       $       1,269,497
                                                                      =====================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------

Current liabilities
     Accounts payable                                                   $          390,759     $         372,386
     Accrued liabilities                                                            63,051                36,863
     Current maturities of long-term debt                                           16,657                78,881
                                                                      ---------------------  --------------------
         Total current liabilities                                                 470,467               488,130
                                                                      ---------------------  --------------------
Long-term debt less current maturities                                             203,000               219,590
                                                                      ---------------------  --------------------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
        1,640,427 and 1,452,952 issued and outstanding                                 394                   349
     Additional capital                                                          2,444,054             2,208,283
     Accumulated deficit                                                       (1,702,180)           (1,646,855)
                                                                      ---------------------  --------------------
         Total shareholders' equity                                                742,268               561,777
                                                                      ---------------------  --------------------

                                                                             $   1,415,735          $  1,269,497
                                                                      =====================  ====================


----------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




YEARS ENDED DECEMBER 31,                                                    1997                1996
-------------------------------------------------------------------   ------------------ --------------------

Revenues                                                               $     2,395,844     $      1,793,758
Cost of revenues                                                            (1,611,975)          (1,225,550)
                                                                      ------------------ --------------------
Gross profit                                                                   783,869              568,208
Selling, general, and administrative expenses                                 (846,212)            (613,073)
                                                                      ------------------ --------------------
Operating loss                                                                 (62,343)             (44,865)
Interest expense                                                                (8,975)             (20,472)
Interest income                                                                 15,993               _
                                                                      ------------------ --------------------
Net loss                                                               $       (55,325)    $        (65,337)
                                                                      ================== ====================
Net loss per share                                                     $         (0.04)    $          (0.06)
                                                                      ================== ====================


-------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996





                                                       COMMON    STOCK
                                                -----------------------------     ADDITIONAL        ACCUMULATED
                                                    SHARES          AMOUNT         CAPITAL            DEFICIT            TOTAL
                                                ------------- -------------- ----------------- ------------------  ---------------

BALANCE AT DECEMBER 31, 1995                         965,417       $    231       $ 1,220,869     $  (1,581,518)      $ (360,418)
Conversion of debt                                   225,492             54           308,040                            308,094
Exercise of warrants                                 161,843             39           218,448                            218,487
Purchase and retirement of shares                   (172,520)           (41)          (48,262)                           (48,303)
Issued pursuant to private offering, net             272,720             66           509,188                            509,254
Net loss                                                                                                (65,337)         (65,337)
                                                ------------- -------------- ----------------- ------------------  ---------------
BALANCE AT DECEMBER 31, 1996                       1,452,952            349         2,208,283        (1,646,855)         561,777
Conversion of debt interest                            1,802              1             4,324                              4,325
Issued pursuant to compensation agreements            97,500             23            34,102                             34,125
Issued pursuant to private offering, net              88,173             21           197,345                            197,366
Net loss                                                                                                (55,325)         (55,325)
                                                ------------- -------------- ----------------- ------------------  ---------------
BALANCE AT DECEMBER 31, 1997                       1,640,427       $    394       $ 2,444,054     $  (1,702,180)     $   742,268
                                                ============= ============== ================= ==================  ===============


----------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




YEARS ENDED DECEMBER 31,                                                                1997                 1996
------------------------------------------------------------------------------- -------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $     (55,325)     $      (65,337)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       25,163              31,154
       Loss on disposal of equipment                                                         _                  5,518
       Provision for losses on accounts receivable                                           _                 (5,000)
       Debt interest converted to common stock                                              4,325              25,094
       Stock based compensation                                                            34,125               _
       Net changes in operating assets and liabilities:
               Accounts receivable                                                        (13,799)           (141,662)
               Inventories                                                               (133,370)           (172,509)
               Other current assets                                                       (20,117)             21,714
               Other assets                                                               (87,066)                581
               Accounts payable                                                            18,373             207,571
               Accrued liabilities                                                         26,188             (46,168)
                                                                                -------------------  ------------------
       Net cash used in operating activities                                             (201,503)           (139,044)
                                                                                -------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (8,998)             (8,450)
                                                                                -------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to bank                                                      (61,314)            (56,847)
    Payments on notes payable to shareholders                                             (17,500)             (2,500)
    Net proceeds from issuance of common stock                                            197,366             509,254
    Proceeds from exercise of warrants                                                     _                  218,487
    Payments to retire common stock                                                        _                  (48,303)
                                                                                -------------------  ------------------
         Net cash provided by financing activities                                        118,552             620,091
                                                                                -------------------  ------------------
Net increase in cash and cash equivalents                                                 (91,949)            472,597
Cash and cash equivalents at beginning of year                                            567,212              94,615
                                                                                -------------------  ------------------
Cash and cash equivalents at end of year                                            $     475,263      $      567,212
                                                                                ===================  ==================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     SenTech EAS Corporation manufactures, distributes, and services electronic article surveillance (EAS) systems and accessories worldwide used primarily by retailers to prevent financial losses attributed to theft of merchandise.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of SenTech EAS Corporation and its wholly owned subsidiary, SenTech EAS International, Inc., (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash in excess of operating requirements is invested in short term income producing instruments with stable, high quality financial institutions which may exceed insurable limits. The book value of the Company's investments approximates fair value because of the short maturity of these instruments.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to eight years.

     COMMON STOCK

     Prior to the Company's underwritten private offering in November 1996, the Company had 50,000,000 shares of $0.0001 par value common stock authorized. In connection with the private offering, the Company's Board of Directors approved a 1 to 2.4 reverse split of the Company's common stock by authorizing a decrease in the number of common shares from 50,000,000 to 20,833,333 and a corresponding increase in the par value from $0.0001 to
     $0.00024. All share and per share amounts have been restated to retroactively reflect the stock split.

     REVENUE  RECOGNITION

     Revenue from sales of systems and accessories is recognized upon shipment of the equipment or upon acceptance by a third party leasing company of an operating lease and the related equipment. Revenue from services are recognized as earned, and maintenance revenues are recognized ratably over the term of the maintenance contract.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement assets and liabilities and their respective tax bases including operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     is recognized as income in the period which includes the tax enactment date. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is unlikely.

     NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations after giving retroactive effect to the December 1996 reverse stock split were 1,556,564 and 1,066,421 at December 31, 1997 and 1996, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at December 31, 1997 and 1996.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     IMPAIRMENT

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets and related goodwill for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable through future cash flows. If this review indicates that the assets and related goodwill will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount would be adjusted to fair value and any loss will be recognized in the statement of operations and certain disclosures regarding the impairment will be disclosed in the notes to financial statements. At December 31, 1997 and 1996, the Company believes no material impairment existed.

     RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and
     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosure of the Company's capital structure. The Company plans to adopt SFAS No. 128 and SFAS No. 129 and expects no material impact to the Company's EPS calculation or financial statement disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and
     (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 during 1998 and expects no material impact to the Company's financial reporting or presentation.

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". SFAS No. 131 requires annual financial statements to disclose information about products and services, geographic areas, and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 during 1998 which may result in additional financial statement disclosures.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statements and related footnotes to conform to the current year's presentation.

2.   INVENTORIES

     Inventories consisted of the following at December 31, :


                                                  1997            1996
                                              --------------  --------------

     Raw materials                              $ 339,015       $ 280,080
     Finished goods                               192,182         117,747
                                              --------------  --------------
                                                $ 531,197       $ 397,827
                                              ==============  ==============


3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31,:


                                                     1997            1996
                                                 -------------  -------------

     Furniture, fixtures and office equipment      $ 94,324        $ 90,867
     Machinery and equipment                         85,963          80,422
     Leasehold improvements                           5,250           5,250
                                                 -------------  -------------
                                                    185,537         176,539
     Accumulated depreciation and amortization     (134,621)       (109,458)
                                                 -------------  -------------
                                                   $ 50,916        $ 67,081
                                                 =============  =============

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 31,:

                                                    1997           1996
                                               -------------  -------------

     7.5% note payable to bank                   $ 16,657        $ 77,971
     8% mandatory convertible notes                53,000          53,000
     8% notes payable to shareholders                  _           17,500
     6% senior notes payable                      150,000         150,000
                                               -------------  -------------
                                                  219,657         298,471
     Current  maturities of long-term debt        (16,657)       (78, 881)
                                               -------------  -------------
                                                $ 203,000       $ 219,590
                                               =============  =============


NOTE PAYABLE TO BANK

The Company has a $225,000 four year loan agreement bearing interest at 7.5% with its principal lending bank. The note is collateralized by substantially all the assets of the Company and contains certain restrictive covenants. Principal and interest payments of $5,429 are payable monthly through March 1998.

MANDATORY  CONVERTIBLE NOTES

Through December 1994, the Company issued 8% Mandatory Convertible Notes totaling in the aggregate $932,250 due June 1997 of which $226,000 of the notes were issued to related parties. Upon an event resulting in the Company's common stock being publicly held as defined by the note, the notes provide for mandatory conversion at the rate of one share of common stock for each $3.49 of outstanding amount of principal and accrued interest. Interest at 8% is payable annually in arrears.

During 1995, $816,250 of the convertible notes plus $125,642 accrued interest were converted into common stock.

In June 1996, the Company tendered an offer to the holders of the convertible notes a one time reduced conversion rate of $1.35 to induce note holders to convert their notes to shares of the Company's common stock. Accordingly, during 1996, $63,000 of the notes plus $19,492 accrued interest were converted to 58,381 shares of the Company's common stock.

The maturity date for the remaining $53,000 of the convertible notes was extended to January 2001 in exchange for warrants to purchase 5,000 common stock shares at $2.40 per share of which warrants to purchase 2,500 common stock shares at $2.40 per share were granted in 1998.

NOTES PAYABLE TO SHAREHOLDERS

During 1994, the Company issued 8% Notes Payable totaling in the aggregate $60,000 to three officers of the Company. Principal and interest were originally due December 1994.

In June 1996, two holders of $40,000 of the notes tendered the full amount of the notes plus $5,602 accrued interest in exchange for 33,778 shares of the Company's common stock and 33,778 warrants to purchase the Company's common stock.

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a Stock Purchase Agreement in July 1996, the Company purchased 102,129 shares of the Company's common stock and the remaining $20,000 balance of the notes payable in exchange for $45,000 plus $5,000 accrued interest. The agreement provides for a monthly payment schedule with certain acceleration clauses to pay the $50,000 aggregate principal balance by no later than April 1997. Principal bears interest at 8% payable monthly in arrears through no later than April 1997.

SENIOR NOTES PAYABLE

In May 1995, the Company issued to two directors of the Company 6% Senior Notes totaling in the aggregate $330,000 due June 1997 with detachable warrants to purchase 137,500 common stock shares expiring June 30, 1999. Interest at 6% is payable annually in arrears subject to certain net income requirements.

In June 1996, the Company tendered an offer to the holders of the senior notes a one time reduced conversion rate of $1.35 to induce note holders to convert their notes to shares of the Company's common stock. Accordingly, during 1996, one holder of $180,000 of the senior notes tendered the full amount in payment of the exercise price of the detachable warrant and received 133,333 shares of the Company's common stock.

The maturity date for the remaining $150,000 of the senior notes was extended to January 2001 in exchange for warrants to purchase 20,000 common stock shares at $2.40 per share of which warrants to purchase 10,000 common stock shares at 2.40 per share were granted in 1998.

No interest was paid or payable on the senior notes during 1997 and 1996.

$16,657 and $203,000 of the total long-term debt matures in 1998 and 2001, respectively.

5.   SHAREHOLDERS' EQUITY

     During 1996, the Company purchased and subsequently retired 172,520 shares of the Company's common stock from four shareholders for an aggregate amount of $48,303.

     In April 1997, pursuant to an underwritten private offering , the Company consummated the sale of 343,894 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each warrant expires after five years of issuance and entitles the registered holder to purchase one share of common stock at a purchase price equal to the lesser of $5.50 or ten percent above the offering price of a share of common stock in a proposed public offering. The net proceeds received by the Company from this offering were approximately $706,620 of which $509,254 was received in December 1996. The proceeds are intended to be used for working capital purposes and payment of the balance due under a stock purchase agreement pursuant to which the Company repurchased shares of common stock held by a former employee.

     In October 1997, the Company issued 97,500 shares of the Company's common stock pursuant to directors' and officers' compensation agreements. The Company has accounted for the issuance of the shares of the Company's common stock to the Company's directors and officers in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for
     Stock-Based Compensation". Accordingly, the Company included in the consolidated statement of operations approximately $34,000 or $0.35 per share of compensation expense. For purposes of recording compensation expense related to the Company's directors' and officers' stock based compensation, each share of stock was valued using the net tangible book value per share.

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  STOCK OPTIONS AND WARRANTS

    The following schedule summarizes stock warrant activity and status, after giving retroactive effect to the December 1996 1 to 2.4 reverse stock split:


                                                               1997              1996
                                                          -------------    --------------

    Outstanding at beginning of year                           749,007          289,974
    Issued pursuant to private offering                         88,173          255,721
    Issued pursuant to compensation agreements                  30,000           -
    Issued to related parties                                   12,500          365,154
    Exercised                                                      -           (161,842)
    Expired                                                        -              -
                                                          -------------    ---------------
    Outstanding at end of year                                 879,680          749,007
                                                          =============    ===============


    Price range of warrants outstanding at end of year    $1.92 to 5.50      $1.92 to 5.50
    Price range of warrants exercised during the year          -                     $1.35
    Weighted average exercise price of currently
          exercisable warrants                                 $4.60                 $4.60
    Weighted average exercise price of exercisable
          warrants outstanding                                 $4.60                 $4.60

7.  INCOME TAXES

    At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $1,600,000 which may be available to offset future taxable income, if any, through 2012.

    Deferred tax  liabilities  (assets)  consisted of the following at December
    31,:


                                                                  1997               1996
                                                             ----------------     ---------------

     Net operating loss carryforwards                          $(543,000)           $(408,000)
     Valuation allowance                                         543,000              408,000
                                                             ----------------     ---------------
                                                                       -                -
                                                             ================     ===============

A reconciliation of the statutory income tax rate with the Company's effective income tax rate follows:

                                                                        1997                1996
                                                                   ----------------     ---------------

     Statutory federal income tax rate                                   34.0%               34.0%
     State income  tax, net of federal income tax benefit                 3.6                 3.6
     Federal tax benefit of net operating loss carryforward             (37.6)              (37.6)
                                                                   ----------------     ---------------
     Effective income tax rate                                            -                   -
                                                                   ================     ===============

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     Excluded from financing activities in the 1996 Consolidated Statements of Cash Flows is the conversion of $63,000 of mandatory convertible notes plus $19,492 accrued interest to 58,381 shares of the Company's common stock, the conversion of $40,000 of notes payable plus $5,602 accrued interest to

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     33,778 shares of the Company's common stock, and the conversion of $180,000 of senior notes to 133,333 shares of the Company's common stock.

     The Company paid cash for interest of $4,735 and $14,412 in 1997 and 1996, respectively.

     The Company paid no cash for income taxes in 1997 and 1996.

 9.  CONCENTRATION OF CREDIT RISK

     The Company's revenues included sales to one customer in 1997 and one customer in 1996 representing 35% and 16% of total revenues, respectively. Approximately $71,000 and $0 was due from each customer and included in accounts receivable at December 31, 1997 and 1996, respectively. The Company minimizes credit risk through diversification and continued evaluation of its customers' financial condition and account status.

     During 1997 and 1996, the Company purchased approximately 49% and 35% of its inventory from three vendors in 1997 and two vendors in 1996, respectively, of which approximately $182,000 and $180,000 were payable to the suppliers and included in accounts payable at December 31, 1997 and 1996, respectively. The Company minimizes dependence on any one supplier by maintaining sufficient alternative suppliers for each of its raw materials and finished goods.

     There were no material concentrations of sales or accounts receivable outside of the United States during December 31, 1997 and 1996.

10.  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1998, the Company provides a 401(k) and profit sharing plan (the "Plan") for eligible employees whereby the Company's annual contributions to the Plan are made at the discretion of the board of directors.

     An employee stock option plan (the "Plan") was adopted by the shareholders of the Company in 1995. After giving effect to the December 1996 1 to 2.4 reverse stock split, the plan provides for 312,500 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Of this amount, 156,250 shares may be purchased pursuant to the exercise of incentive stock options, and 156,250 shares may be purchased pursuant to the exercise of non-qualified stock options. No stock options under the Plan have been granted as of December 31, 1997.

11.  COMMITMENTS AND CONTINGENCIES

     PURCHASE AND MANUFACTURING AGREEMENT

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $175,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of December 31, 1997, approximately $117,000 of non-recurring engineering costs were capitalized of which $29,000 and $88,000 are included in other current assets and other assets, respectively. At December 31, 1997, there were no amortized non-recurring engineering costs included in cost of revenues. The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $375,000 by February 1998; $750,000 by January 1999; and $1,125,000 by January 2000.

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     LEASES

     The Company leases its office and production facility and certain equipment under non-cancelable operating leases expiring through 2000. Rent expense for all operating leases approximated $41,000 and $38,000 in 1997 and 1996, respectively. Future minimum lease payments for operating leases having non-cancelable terms in excess of one year at December 31, 1997 are approximately $45,000; $45,000; and $8,000 in 1998, 1999, and 2000,
     respectively.

     INSTALLATION AND CUSTOMER SERVICE AGREEMENT

     In July 1995, the Company entered into a service agreement effective August 1995 with a national service organization, whose President and Chief Executive Officer is a director of the Company, which provides for the installation and servicing of any 8.2 MHz EAS system. Any EAS systems not covered by the agreement are handled by the Company's service personnel or other third party service providers. The agreement is for a one-year term and is automatically renewable for one-year periods unless terminated in writing by either party. The Company has not received any termination notices and believes its relationship with the service provider is favorable. Although there can be no assurance the agreement will not be terminated or will be renewed in the future, the Company anticipates the agreement will automatically be renewed through August 1999. Costs incurred in connection with this agreement were approximately $24,000 and $22,000 for the years ended December 31, 1997 and 1996, respectively.

     LITIGATION

     The Company is involved in various claims and legal actions arising in the ordinary course of business. Although management is unable to predict the ultimate disposition of these matters, the Company does not believe the resolution of such matters will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

     In October 1996, the Company was named as a defendant in a lawsuit filed in New Jersey Superior Court whereby the plaintiff is seeking damages with respect to certain alleged invoices totaling approximately $20,000. A motion to amend the pleadings was filed and granted to assert counterclaims and third party claims against the plaintiff and its officers for, among other things, false designation of origin under the federal Lanham Act, violations of statutory and common law unfair competition, trademark and trade dress infringement, and breach of contract all of which may result in damages exceeding $1,000,000. The Company's counterclaim and third party claims arose from an alleged intentional breach of a requirements type contract in which the plaintiff was authorized to manufacture for the Company certain equipment for sale to third parties. Although the Company has recorded in accrued liabilities a provision of approximately $20,000 for any liability which may result from the plaintiff's claims, the Company plans to continue to vigorously defend against the plaintiff's alleged claims and to pursue its counterclaims and third party claims against the plaintiff. While there is no assurance as to the outcome of this legal action, management and legal counsel for the Company believe the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in nor disagreements with the Company's Accountants on accounting or financial disclosures.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain current information concerning the directors and executive officers of the Company, including their ages, position, and tenure as of the date hereof:

                                    DIRECTOR/
NAME                      AGE     OFFICER SINCE  POSITIONS WITH THE COMPANY
----                      ---     -------------  --------------------------

Saul Pozensky             49          1992       President, Chief Executive Officer and Director

Ronald L. Meggison, Jr.   33          1996       Executive Vice President, Chief Financial
                                                 Officer, Corporate Secretary and Treasurer

Richard J. Spagna         36          1990       Vice President Operations and Director

Edward A. Mulhare         71          1994       Chairman of the Board of Directors

Milan Resanovich          67          1994       Vice Chairman of the Board of Directors

Thomas A. Nicolette       47          1997       Director

Saul Pozensky joined the Company in November 1991 as a sales representative and became Vice President of Sales in 1992. He was elected to serve as a Director in early 1995 and has served as the Company's President and Chief Executive Officer since April 1995. From 1988 to June 1991, he was a principal of CMAC, a sales and finance business. From January 1986 to 1988, Mr. Pozensky served as Executive Vice President of E.A.S. Technologies, a development stage company. From 1973 to 1985, Mr. Pozensky was a National Account Manager at Sensormatic. Mr. Pozensky received a B.A. in Criminology from Florida State University in 1970.

Ronald L. Meggison, Jr. has served as Chief Financial Officer and Vice President of Finance of the Company since August 1996 and as Secretary and Treasurer of the Company since April 1997. In February 1998, Mr. Meggison was named Executive Vice President. Prior to joining the Company, Mr. Meggison served as the Director of Finance from 1995 through 1996 at OMI Corporation, a manufacturer of electro-optical and laser components and systems. From 1989 to 1995, Mr. Meggison was a C.P.A. at the international accounting firm of KPMG Peat Marwick LLP resigning as an audit manager. Mr. Meggison received a degree in accounting from North Carolina State University in 1989.

Richard J. Spagna founded the Company in 1990 when it was originally named Ultimate EAS Inc. and served as President until May 1991. Since May 1991, Mr. Spagna has served as a Director and Vice President Operations. Mr. Spagna was employed by Sensormatic Electronics Corporation from February 1980 to October 1989 in a variety of positions including six years as Technical Support
Specialist. While at Sensormatic, Mr. Spagna was the inventor of two key patented products which remain the property of Sensormatic.

Edward A. Mulhare has served as the Chairman of the Board of the Company since May 1994. From 1982 to 1992, Mr. Mulhare served as the Chairman of the Board and Chief Executive Officer of Merrill Lynch Interfunding, Inc., a wholly-owned subsidiary of Merrill Lynch, engaged in the management of a $1.6 billion leverage acquisition portfolio. From 1980 to 1982, he served as Executive Vice President of Republic National Bank of New York. For the prior twelve years, he was a Vice President of Prudential

Insurance Company of America where he managed a $4 billion portfolio of long term commercial loans and was Prudential's specialist for rebuilding troubled companies. Mr. Mulhare currently serves as a director of Advance Publishers, L.C., Akers laboratories, Inc., and Realtec, Inc. Over the past ten years, Mr. Mulhare has served as a director of fifteen companies including Aldila Inc., Truck Components, Inc., PanAmerica Diamond Co., McGraw Industries, Inc. and American Silver Co. Mr. Mulhare received a B.S. in Accounting from Boston University in 1950 and an M.B.A. from Farleigh Dikenson in 1978.

Milan Resanovich has served as a Director of the Company since October 1994 and has been a management consultant since 1992. From 1986 to 1992, he served as a Senior Vice President, and then President at Merrill Lynch Interfunding, Inc. At Merrill Lynch Interfunding, Inc. he aided in the management of a leveraged-buyout investment fund. Prior to such time, Mr. Resanovich served as a Vice President at Prudential Insurance Company of America where he was employed in investment management from 1956 to 1986. Mr. Resanovich serves as a director of Advance Publishers, L.C., SPD Technologies, Inc. and Lancaster Composites Inc. and has served as a director of more than ten companies, including IMCO Recycling, a company traded on the New York Stock Exchange from 1986 through 1995. Mr. Resanovich received a B.A. from Gettysburg College in 1952 and an M.B.A. from the University of Pennsylvania in 1956.

Thomas A. Nicolette has been President, Chief Executive Officer and a director of Sentry Technology Corporation since January 1997 and of Knogo North America Inc. since its inception in August 1994. Prior thereto, Mr. Nicolette served in various capacities at Knogo Corporation where he was Chief Executive Officer from May 1994 to December 1994; President and Chief Operating Officer from 1990 to May 1994; President of the North America Division from 1989 to 1990; Vice President from 1986 to 1990; and a Director from 1987 to December 1994. Mr.
Nicolette is Vice Chairman of the Board of Trustees of WLIW, the Long Island-based affiliate of the Public Broadcasting System. Mr. Nicolette received a B.S. in Criminal Justice and a B.A. in Management from Michigan State University in 1972.

SECTION 16(A) REPORTING

Under the Securities laws of the United States, the Company's directors, its executive and certain other officers, and any persons holding ten percent or more of the Company's common stock must report on their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1997, the Company does not believe any reports required to be filed by Section 16(a) were filed on a timely basis, if at all.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as a part of this report:

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION
------                -------------------

10.1 Agreement by and between SenTech EAS Corporation and Knogo North America Inc. dated June 1, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                              SENTECH EAS CORPORATION

                                              By: /s/ RONALD L. MEGGISON, JR.

                                              -------------------------------
                                              Ronald L. Meggison, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 1998.


SIGNATURE                          TITLE
---------                          -----

/s/ SAUL POZENSKY                  President and Chief Executive Officer
---------------------------        (Principal Executive Officer) and Director
     Saul Pozensky

/s/ RONALD L. MEGGISON, JR.        Executive Vice President and Chief Financial
---------------------------        Officer (Principal Financial Officer)
     Ronald L. Meggison, Jr.

/s/ RICHARD J. SPAGNA              Vice President Operations and Director
---------------------------
     Richard J. Spagna

/s/ EDWARD A. MULHARE              Chairman of the Board of Directors
---------------------------
     Edward A. Mulhare

/s/ MILAN RESANOVICH               Director
---------------------------
     Milan Resanovich

/s/ THOMAS A. NICOLETTE            Director
---------------------------
     Thomas A. Nicolette