Form 10QSB
period 1998-03-31
SENTECH EAS CORP /FL
filed 1998-04-27
CIK 829288

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-QSB


( X ) QUARTERLY REPORT                                     ( ) TRANSITION REPORT


                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998    Commission File No. 33-20015-NY

                                 ---------------

                             SENTECH EAS CORPORATION
             (Exact name of Registrant as specified in its charter)


             FLORIDA                                        65-0734041
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)


      484 SOUTHWEST 12TH AVENUE
       DEERFIELD BEACH, FLORIDA                             33442-3108
(Address of principal executive offices)                    (Zip Code)


         Registrant's telephone number including area code: 954-426-2965


               Former name, former address and former fiscal year,
                       if changed since last report: SAME


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

As of April 30, 1998, there were 1,640,427 shares of the common stock outstanding.

--------------------------------------------------------------------------------

                             SENTECH EAS CORPORATION

                                      INDEX

                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 1998




PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

             Consolidated Balance Sheets                                       2

             Consolidated Statements of Operations                             3

             Consolidated Statement of Shareholders' Equity                    4

             Consolidated Statements of Cash Flows                             5

             Notes to Consolidated Financial Statements                      6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8-9




PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                   9

   Item 5. Other Information                                                  10

   Item 6. Exhibits and Reports on Form 8-K                                   10

   Signatures                                                                 10

                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                       MARCH 31,
                                                         1998       DECEMBER 31,
                                                      (UNAUDITED)      1997
                                                     ---------------------------
ASSETS
----------------------------------------------------

Current assets
   Cash and cash equivalents                          $   287,323    $  475,263
   Accounts receivable, net of allowances of $5,000       198,666       199,802
   Inventories                                            642,510       531,197
   Other current assets                                    48,568        62,150
                                                      -----------   ------------
      Total current assets                              1,177,067     1,268,412
Property and equipment, net                                47,115        50,916
Other assets                                               96,057        96,407
                                                      -----------   ------------

                                                      $ 1,320,239    $1,415,735
                                                      ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

Current liabilities
   Accounts payable                                   $   337,435    $  390,759
   Accrued liabilities                                     60,549        63,051
   Current maturities of long-term debt                      --          16,657
                                                      -----------   ------------
       Total current liabilities                          397,984       470,467
                                                      -----------   ------------
Long-term debt less current maturities                    203,000       203,000
                                                      -----------   ------------


Shareholders' equity
   Common stock; $0.00024 par value;
     20,833,333 authorized;
     1,640,427 issued and outstanding                         394           394
  Additional capital                                    2,444,054     2,444,054
  Accumulated deficit                                  (1,725,193)   (1,702,180)
                                                      -----------   ------------
      Total shareholders' equity                          719,255       742,268
                                                      -----------   ------------

                                                      $ 1,320,239   $ 1,415,735
                                                      ===========   ============


----------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                        1998            1997
-----------------------------------------------    -------------   -------------
Revenues                                            $    685,862    $    236,094
Cost of revenues                                       (464,742)       (155,709)
                                                   -------------   -------------
Gross profit                                             221,120          80,385
Selling, general, and administrative expenses          (245,160)       (169,696)
                                                   -------------   -------------
Operating loss                                          (24,040)        (89,311)
Interest expense                                         (1,263)         (2,598)
Interest income                                            2,290           2,702
                                                   -------------   -------------
Net loss                                           $    (23,013)   $    (89,207)
                                                   =============   =============
Net loss per share                                 $      (0.01)   $      (0.06)
                                                   =============   =============


-----------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                        COMMON STOCK
                                --------------------------    ADDITIONAL      ACCUMULATED
                                  SHARES         AMOUNT        CAPITAL         DEFICIT          TOTAL
                                -----------    -----------   ------------  ---------------- ------------

BALANCE AT
   DECEMBER 31, 1997             1,640,427    $      394     $ 2,444,054    $(1,702,180)    $   742,268


Net loss                           --               --            --            (23,013)        (23,013)


                               ===========    ===========    ===========    ===========     ===========
BALANCE AT
  MARCH 31, 1998 (UNAUDITED)
                                 1,640,427    $      394     $ 2,444,054    $(1,725,193)    $   719,255
                               ===========    ===========    ===========    ===========     ===========


-----------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                        1998             1997
-----------------------------------------------     ---------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (23,013)  $ (89,207)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                          5,184       6,121
       Net changes in operating assets and liabilities:
           Accounts receivable                                1,136      49,028
           Inventories                                     (111,313)    (85,668)
           Other current assets                              13,582      16,645
           Other assets                                         350        --
           Accounts payable                                 (53,324)   (119,454)
           Accrued liabilities                               (2,502)     (8,126)
                                                          ---------    ---------
       Net cash used in operating activities               (169,900)   (230,661)
                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (1,383)       --
                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable to bank                         (16,657)    (14,905)
   Payments on notes payable to shareholders                      _     (17,500)
   Net proceeds from issuance of common stock                     _     182,372
                                                          ---------    ---------
       Net cash provided by financing activities            (16,657)    149,967
                                                          ---------    ---------
Net increase in cash and cash equivalents                  (187,940)    (80,694)
Cash and cash equivalents at beginning of year              475,263     567,212
                                                          ---------    ---------
Cash and cash equivalents at end of year                  $ 287,323   $ 486,518
                                                          =========    =========


-----------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the financial statements of SenTech EAS Corporation and its wholly owned subsidiary, SenTech EAS International, Inc., (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1998 and March 31, 1997, (b) the financial position at March 31, 1998, and (c) the cash flows for the three month periods ended March 31, 1998 and March 31, 1997. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.   INVENTORIES

     Inventories consisted of the following:

                                                     MARCH 31,
                                                       1998         DECEMBER 31,
                                                    (UNAUDITED)         1997
                                                    -----------     ------------

     Raw materials                                    $ 353,650      $ 339,015
     Finished goods                                     288,860        192,182
                                                    -----------      ----------
                                                      $ 642,510      $ 531,197
                                                    ===========      ==========

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,640,427 and 1,501,438 at March 31, 1998 and 1997, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at March 31, 1998 and 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosure of the Company's capital structure. There was no material impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 128 and SFAS No. 129.

4.   RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and
     (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. There was no material impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 130.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". SFAS No. 131 requires annual financial statements to disclose information about products and services, geographic areas, and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. There was no material impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 131.

5.   PURCHASE AND MANUFACTURING AGREEMENT

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $175,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of March 31, 1998, approximately $117,000 of non-recurring engineering costs were capitalized of which $29,000 and $88,000 are included in other current assets and other assets, respectively. At March 31, 1998, there were no amortized non-recurring engineering costs included in cost of revenues. The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $1,125,000 by January 1999 and $1,125,000 by January 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.


     FIRST QUARTER 1998 AS COMPARED TO THE FIRST QUARTER 1997

     REVENUES

     Revenues were approximately $686,000 for the first quarter 1998, an increase of $450,000 or 191% from revenues of $236,000 for the first quarter 1997. The increase in revenues for the first quarter 1998 was primarily attributed to sales from a new customer which generated 53% of the Company's total revenues for the first quarter 1998. There is no assurance of future sales from the new customer. At March 31, 1998, the Company ended the quarter with nearly $159,000 in backlog compared to $110,000 in backlog at March 31, 1997.

     GROSS PROFIT

     Gross profit was approximately $221,000 for the first quarter 1998, an increase of $141,000 or 176% from gross profit of $80,000 for the first quarter 1997 primarily as a result of the increase in revenues. Gross profit margin was 32.2% for the first quarter 1998, a slight decrease from 34.0% for the first quarter 1997. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain constant as the Company's customer base expands.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expenses were approximately $245,000 for the first quarter 1998, an increase of $75,000 or 44% from selling, general, and administrative expenses of $170,000 for the first quarter 1997. Overall, operating expenses remained stable during the first quarter 1998 with the exception of compensation expense and legal fees. Compensation expense increased over $30,000 primarily as a result of an increase of approximately $22,000 paid to new employees and $7,500 of non-employee directors' compensation. Legal expenses increased approximately $25,000 primarily due to the costs of litigating existing trade claims against a competitor of the Company and the costs of increased compliance reporting.

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense was approximately $1,300 for the first quarter 1998, a decrease of $1,300 or 50% from interest expense of $2,600 for the first quarter 1997 primarily due to the payment in full of the Company's 7.5% note payable to bank in March 1998. Interest income for each of the first quarters 1998 and 1997 primarily represents interest earned on cash balances in excess of operating requirements.

     NET LOSS AND NET LOSS PER SHARE

     Net loss was approximately $(23,000) for the first quarter 1998, a decrease of $66,000 or 74% from the net loss of $(89,000) for the first quarter 1997 primarily as a result of an increase of approximately $141,000 in gross profit offset by an increase in operating costs of over $75,000.

     Net loss per share was $(0.01) at March 31, 1998, a decrease of $0.05 per share or 83% from the net loss per share of $(0.06) at March 31, 1997 resulting from the $66,000 decrease in net loss and an increase of 138,989 weighted average number of common shares from 1,501,438 during the first quarter 1997 to 1,640,427 during the first quarter 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's accumulated deficit was approximately $(1,725,000) and $(1,702,000) at March 31, 1998 and 1997, respectively. Working capital decreased approximately $19,000 from $798,000 at March 31, 1997 to $779,000 at March 31, 1998.

     Net cash used in operating activities was approximately $(170,000) during the first quarter 1998, a decrease of $61,000 from $(231,000) during the first quarter 1997.

     The Company believes the expected results of operations in 1998 will be sufficient to fund current business operations and anticipated growth. However, the Company believes it may need to raise additional capital through debt or equity financing to fund its anticipated growth beyond 1998. There is no assurance that such additional financing will be available when needed or available with terms acceptable to the Company.

     SEASONALITY

     The Company's revenues are substantially dependent on its customers' seasonal retail sales. Historically, the Company has experienced higher sales volume in the third and fourth quarters of each year.


PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 5.    OTHER INFORMATION

     MARKET FOR REGISTRANT'S COMMON STOCK

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     There were no exhibits or reports on Form 8-K filed during the three month period ended March 31, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             SENTECH EAS CORPORATION

                                             By: /s/ RONALD L. MEGGISON, JR.

                                             Ronald L. Meggison, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)


                                             Date:   April 27, 1998