Form 10-Q
period 1998-06-30
SENTECH EAS CORP /FL
filed 1998-08-14
CIK 829288

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


( X ) QUARTERLY REPORT                                     ( ) TRANSITION REPORT


                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998     Commission File No. 33-20015-NY
                          ---------------------------



                             SENTECH EAS CORPORATION
             (Exact name of Registrant as specified in its charter)


          FLORIDA                                        65-0734041
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


    484 SOUTHWEST 12TH AVENUE
     DEERFIELD BEACH, FLORIDA                                    33442-3108
(Address of principal executive offices)                         (Zip Code)


         Registrant's telephone number including area code: 954-426-2965


               Former name, former address and former fiscal year,
                       if changed since last report: SAME


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

As of July 31, 1998, there were 1,677,201 shares of the common stock outstanding.

--------------------------------------------------------------------------------

                             SENTECH EAS CORPORATION

                                      INDEX

                                   FORM 10-QSB

                         SIX MONTHS ENDED JUNE 30, 1998




PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                  Consolidated Balance Sheets                                 2

                  Consolidated Statements of Operations                       3

                  Consolidated Statement of Shareholders' Equity              4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8




PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings                                             10

     Item 4.    Submission of Matters to a Vote of Security Holders           11

     Item 5.    Other Information                                             11

     Item 6.    Exhibits and Reports on Form 8-K                              11

     Signatures                                                               11

                            SENTECH EAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                 JUNE 30,
                                                                   1998           DECEMBER 31,
                                                                (UNAUDITED)          1997
                                                                ------------     -------------
ASSETS
------------------------------------------------------------

Current assets
     Cash and cash equivalents                                  $   249,427    $   475,263
     Accounts receivable, net of allowances of $5,000               152,321        199,802
     Inventories                                                    536,105        531,197
     Other current assets                                            41,716         62,150
                                                                -----------    -----------
        Total current assets                                        979,569      1,268,412
Property and equipment, net                                          41,931         50,916
Other assets                                                        131,159         96,407
                                                                -----------    -----------

                                                                $ 1,152,659    $ 1,415,735
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------

Current liabilities
     Accounts payable                                           $   134,765    $   390,759
     Accrued liabilities                                            101,072         63,051
     Current maturities of long-term debt                              --           16,657
                                                                -----------    -----------
         Total current liabilities                                  235,837        470,467
                                                                -----------    -----------
Long-term debt less current maturities                              203,000        203,000
                                                                -----------    -----------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
        1,677,201 and 1,640,427 issued and outstanding                  403            394
     Additional capital                                           2,470,683      2,444,054
     Accumulated deficit                                         (1,757,264)    (1,702,180)
                                                                -----------    -----------
         Total shareholders' equity                                 713,822        742,268
                                                                -----------    -----------

                                                                $ 1,152,659    $ 1,415,735
                                                                ===========    ===========


------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        THREE MONTHS                  SIX MONTHS
                                       ENDED JUNE 30,               ENDED JUNE 30,
                                   1998           1997           1998              1997
----------------------------   -----------    -----------    -----------    ------------
                                                                                                              --

Revenues                       $   530,818    $   383,527    $ 1,216,681    $   619,621
Cost of revenues                  (332,095)      (237,610)      (796,836)      (393,319)
                               -----------    -----------    -----------    -----------
Gross profit                       198,723        145,917        419,845        226,302
Selling, general, and
     administrative expenses      (230,746)      (194,227)      (475,908)      (363,923)
                               -----------    -----------    -----------    -----------
Operating loss                     (32,023)       (48,310)       (56,063)      (137,621)
Interest expense                    (1,057)        (2,218)        (2,320)        (4,816)
Interest income                      1,009          5,430          3,299          8,132
                               -----------    -----------    -----------    -----------
 Net loss                       $   (32,071)   $   (45,098)   $   (55,084)   $  (134,305)
                               ============   ============   ============   ============
Net loss per share              $     (0.02)   $     (0.03)   $     (0.03)   $     (0.09)

                               ===========    ============   ============   ============




-----------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                     COMMON STOCK       ADDITIONAL     ACCUMULATED
                                                --------------------
                                                  SHARES     AMOUNT      CAPITAL         DEFICIT         TOTAL
                                                ---------  ---------   -----------    ------------   -----------

BALANCE AT DECEMBER 31, 1997                    1,640,427  $    394    $ 2,444,054    $(1,702,180)   $   742,268

Conversion of debt interest                           891         1          2,137           --            2,138

Issued in lieu of payment for  professional         5,883         1         13,999           --           14,000
services

Issued pursuant to compensation agreements         30,000         7         10,493           --           10,500

Net loss                                          (55,084)  (55,084)

                                              ============   =======   ===========    ===========    ===========
BALANCE AT JUNE 30, 1998 (UNAUDITED)
                                                1,677,201    $  403    $ 2,470,683    $(1,757,264)   $   713,822
                                              ============   =======   ===========    ===========    ===========



------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     SIX MONTHS ENDED JUNE 30,
                                                                         1998         1997
------------------------------------------------------------------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (55,084)   $(134,305)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                    10,368       12,243
       Debt interest converted to common stock                           2,138         --
       Stock issued in lieu of payment for professional services        14,000         --
       Stock based compensation                                         10,500         --
       Net changes in operating assets and liabilities:
               Accounts receivable                                      47,481      (15,988)
               Inventories                                              (4,908)    (137,811)
               Other current assets                                     20,434       24,569
               Other assets                                            (34,752)     (58,333)
               Accounts payable                                       (255,994)     (47,824)
               Accrued liabilities                                      38,021        9,520
                                                                     ---------    ---------
       Net cash used in operating activities                          (207,796)    (347,929)
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (1,383)        --
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to bank                                   (16,657)     (30,077)
    Payments on notes payable to shareholders                             --        (17,500)
    Net proceeds from issuance of common stock                            --        190,366
                                                                     ---------    ---------
         Net cash (used in) provided by financing activities           (16,657)     142,789
                                                                     ---------    ---------
Net decrease in cash and cash equivalents                             (225,836)    (205,140)
Cash and cash equivalents at beginning of year                         475,263      567,212
                                                                     ---------    ---------
Cash and cash equivalents at end of quarter                          $ 249,427    $ 362,072
                                                                     =========    =========



------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for each of the three and six months ended June 30, 1998 and June 30, 1997, (b) the financial position at June 30, 1998, and (c) the cash flows for each of the three and six months ended June 30, 1998 and June 30, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.   INVENTORIES

     Inventories consisted of the following:

                                                   JUNE 30,
                                                     1998        DECEMBER 31,
                                                  (UNAUDITED)        1997
                                                 ------------    ------------

     Raw materials                                $ 315,537       $ 339,015
     Finished goods                                 220,568         192,182
                                                 -------------    ----------
                                                  $ 536,105       $ 531,197
                                                 =============    ==========

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,651,839 and 1,540,087 for the three months ended June 30, 1998 and 1997, respectively; and 1,646,165 and 1,520,869 for the six months ended June 30, 1998 and 1997, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at June 30, 1998 and 1997.

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

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid cash for interest of approximately $0 and $200 for the three and six months ended June 30, 1998 and $1,200 and $2,700 for the three and six months ended June 30, 1997, respectively.

     The Company paid no cash for income taxes for the three and six months ended June 30, 1998 and 1997.

5.   RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS

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

6.   PURCHASE AND MANUFACTURING AGREEMENT

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $175,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of June 30, 1998, approximately $152,000 of non-recurring engineering costs were capitalized of which $29,000 and $123,000 are included in other current assets and other assets, respectively. At June 30, 1998, there were no amortized non-recurring engineering costs included in cost of revenues. The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $1,125,000 by January 1999 and $1,125,000 by January 2000.


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


     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

     REVENUES

     Revenues were approximately $531,000 for the second quarter 1998, an increase of $147,000 or 38% from revenues of $384,000 for the second quarter 1997. Revenues of approximately $1,217,000 for the six months ended June 30, 1998 increased $597,000 or 96% from revenues of approximately $620,000 for the six months ended June 30, 1997. The increase in revenues during 1998 was primarily attributed to sales from a new customer which generated 10% and 34% of the Company's total revenues for the three and six months ended June 30, 1998, respectively. There is no assurance of future sales from the new customer. At June 30, 1998, the Company ended the quarter with nearly $30,000 in backlog compared to nearly $52,000 in backlog at June 30, 1997.

     GROSS PROFIT

     Gross profit was approximately $199,000 for the second quarter 1998, an increase of $53,000 or 36% from gross profit of $146,000 for the second quarter 1997. Gross profit of approximately $420,000 for the six months ended June 30, 1998 increased $194,000 or 86% from gross profit of approximately $226,000 for the six months ended June 30, 1997. The increase in gross profit during 1998 was primarily a result of the increase in revenues. Gross profit margins remained fairly constant approximating 37% and 38% for the second quarter 1998 and 1997, respectively, and 35% and 37% for the six months ended June 30, 1998 and 1997, respectively. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain consistent as the Company's customer base expands.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expenses were approximately $231,000 for the second quarter 1998, an increase of $37,000 or 19% from selling, general, and administrative expenses of approximately $194,000 for the second quarter 1997. Selling, general, and administrative expenses of approximately $476,000 for the six months ended June 30, 1998 increased $112,000 or 31% from approximately $364,000 for the six months ended June 30, 1997. Overall, operating expenses remained stable during 1998 with the exception of compensation expense and legal fees. Compensation expense increased nearly $25,000 for the three months ended June 30, 1998 primarily as a result of an increase of approximately $7,000 paid to new employees net of employee turnover, $7,500 of non-employee directors' compensation, and $10,500 of common stock granted to the Company's officers and directors. Compensation expense increased nearly $42,000 for the six months ended June 30, 1998 primarily as a result of an increase of approximately $16,000 paid to new employees net of employee turnover, $15,000 of non-employee directors' compensation, and $10,500 of common stock granted to the Company's officers and directors. Legal expenses increased approximately $25,000 and $49,000 for the three and six months ended June 30, 1998 primarily due to the costs of litigating existing trade claims against a competitor of the Company and the costs of increased compliance reporting.

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense decreased to approximately $1,000 and $2,300 for the second quarter 1998 and for the six months ended June 30, 1998 compared to $2,200 and $4,800 for the comparable periods in 1997 primarily due to the payment in full of the Company's 7.5% note payable to bank in March 1998. Interest income for each of the second quarters and the six months ended June 30, 1998 and 1997 primarily represents interest earned on cash balances in excess of operating requirements.

     NET LOSS AND NET LOSS PER SHARE

     Net loss was approximately $(32,000) for the second quarter 1998, a decrease of $13,000 or 29% from the net loss of $(45,000) for the second quarter 1997 primarily as a result of an increase of approximately $53,000 in gross profit offset by an increase in operating costs of nearly $40,000.

     Net loss was approximately $(55,000) for the six months ended June 30, 1998, a decrease of $79,000 or 59% from the net loss of $(134,000) for the six months ended June 30, 1997 primarily as a result of an increase of approximately $193,000 in gross profit offset by an increase in operating costs of over $114,000.

     Net loss per share was $(0.02) for the second quarter 1998, a decrease of $0.01 per share or 33% from the net loss per share of $(0.03) for the second quarter 1997 resulting from the $13,000 decrease in net loss and an increase of 111,752 weighted average number of common shares from 1,540,087 during the second quarter 1997 to 1,651,839 during the second quarter 1998.

     Net loss per share was $(0.03) for the six months ended June 30, 1998, a decrease of $0.06 per share or 66% from the net loss per share of $(0.09) for the six months June 30, 1997 resulting from the $79,000 decrease in net loss and an increase of 125,296 weighted average number of common shares from 1,520,869 during the six months ended June 30, 1997 to 1,646,165 during the six months ended June 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's accumulated deficit was approximately $(1,757,000) and $(1,702,000) at June 30, 1998 and December 31, 1997, respectively. Working capital decreased approximately $54,000 from $798,000 at December 31, 1997 to $744,000 at June 30, 1998.

     Net cash used in operating activities was approximately $(208,000) during the six months ended June 30, 1998, a decrease of $140,000 from $(348,000) during the six months ended June 30, 1997.

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

     YEAR 2000 ISSUE

     Computer programs used by businesses worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the dates "00" and "01" as the years 1900 and 1901 rather than the years 2000 and 2001. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculations misinterpreting the year 2000 date. The Company is currently evaluating its financial and operational systems to determine the impact the year 2000 issue will have on its operations. The Company also plans to communicate with its significant suppliers, dealers, financial institutions, and others with which it conducts business to determine the extent the Company may be impacted by third parties' failure to address the year 2000 issue. Although the Company plans to be year 2000 compliant prior to December 31, 1999 and expects no material impact to the Company's operations, there can be no assurance that the failure of the Company or such third parties to successfully address their respective year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows, and result of operations.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on April 30, 1998. The election of directors and the ratification of the appointment of the Company's independent certified public accountants were the only matters submitted to a vote of security holders. All five of the Company's incumbent directors were re-elected for the ensuing year which are Edward
     A. Mulhare, Thomas A. Nicolette, Saul Pozensky, Milan Resanovich, and Richard J. Spagna. The re-appointment of Spear, Safer, Harmon & Co. as the Company's independent certified public accountants for the ensuing year was ratified.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no exhibits or reports on Form 8-K filed during the six month period ended June 30, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             SENTECH EAS CORPORATION

                                             By: /s/ RONALD L. MEGGISON, JR.
                                             -----------------------------------
                                             Ronald L. Meggison, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)


                                              Date:   July 31, 1998