Form 10QSB
period 1998-09-30
SENTECH EAS CORP /FL
filed 1998-11-12
CIK 829288

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-QSB


( X ) QUARTERLY REPORT                                     ( ) TRANSITION REPORT


                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                   Commission File No. 33-20015-NY
     September 30, 1998

                            ------------------------

                             SENTECH EAS CORPORATION
             (Exact name of Registrant as specified in its charter)


          FLORIDA                                      65-0734041
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                 Identification Number)

      484 SOUTHWEST 12TH AVENUE
      DEERFIELD BEACH, FLORIDA                             33442-3108
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

As of October 31, 1998, there were 1,677,201 shares of the common stock outstanding.

--------------------------------------------------------------------------------

                             SENTECH EAS CORPORATION

                                      INDEX

                                   FORM 10-QSB

                      NINE MONTHS ENDED SEPTEMBER 30, 1998




PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                  Consolidated Balance Sheets                                 2

                  Consolidated Statements of Operations                       3

                  Consolidated Statement of Shareholders' Equity              4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

     Item 2.    Management's Discussion and Analysis of
                Financial Conditionand Results of Operations                  8




PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings                                            11

     Item 4.    Submission of Matters to a Vote of Security Holders          11

     Item 5.    Other Information                                            11

     Item 6.    Exhibits and Reports on Form 8-K                             12

     Signatures                                                              12

                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                                 SEPTEMBER 30,
                                                                      1998       DECEMBER 31,
                                                                  (UNAUDITED)        1997
                                                                -----------------------------
ASSETS
------------------------------------------------------------

Current assets
     Cash and cash equivalents                                  $   275,286    $   475,263
     Accounts receivable, net of allowances of $5,000               132,973        199,802
     Inventories                                                    464,229        531,197
     Other current assets                                            81,924         62,150
                                                                -----------    -----------
        Total current assets                                        954,412      1,268,412
Property and equipment, net                                          36,747         50,916
Other assets                                                        127,457         96,407
                                                                -----------    -----------

                                                                $ 1,118,616    $ 1,415,735
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------

Current liabilities
     Accounts payable                                           $   126,103    $   390,759
     Accrued liabilities                                             98,285         63,051
     Current maturities of long-term debt                              --           16,657
                                                                -----------    -----------
         Total current liabilities                                  224,388        470,467
                                                                -----------    -----------
Long-term debt less current maturities                              203,000        203,000
                                                                -----------    -----------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
        1,677,201 and 1,640,427 issued and outstanding                  403            394
     Additional capital                                           2,470,683      2,444,054
     Accumulated deficit                                         (1,779,858)    (1,702,180)
                                                                -----------    -----------
         Total shareholders' equity                                 691,228        742,268
                                                                -----------    -----------

                                                                $ 1,118,616    $ 1,415,735
                                                                ===========    ===========


------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                    1998           1997            1998          1997
---------------------------------------------   ------------   -----------    -----------    -------------

Revenues                                        $   407,467    $   714,496    $ 1,624,147    $ 1,334,116
Cost of revenues                                   (220,080)      (462,872)    (1,016,916)      (856,191)
                                                -----------    -----------    -----------    -----------
Gross profit                                        187,387        251,624        607,231        477,925
Selling, general, and administrative expenses      (213,175)      (196,183)      (689,082)      (560,105)
                                                -----------    -----------    -----------    -----------
Operating (loss)/income                             (25,788)        55,441        (81,851)       (82,180)
Interest expense                                     (1,069)        (1,898)        (3,389)        (6,714)
Interest income                                       4,263          2,864          7,562         10,996
                                                -----------    -----------    -----------    -----------
Net (loss)/income                               $   (22,594)   $    56,407    $   (77,678)   $   (77,898)
                                                ===========    ===========    ===========    ===========
Net (loss)/income per share                     $     (0.02)   $      0.04    $     (0.05)   $     (0.05)
                                                ===========    ===========    ===========    ===========



------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                    COMMON STOCK         ADDITIONAL     ACCUMULATED
                                                --------------------
                                                   SHARES    AMOUNT       CAPITAL        DEFICIT        TOTAL
                                                ---------  ---------  -------------  -------------- ------------

BALANCE AT DECEMBER 31, 1997                    1,640,427   $   394   $ 2,444,054    $(1,702,180)   $   742,268

Conversion of debt interest                           891         1         2,137           --            2,138

Issued in lieu of payment for  professional         5,883         1        13,999           --           14,000
services

Issued pursuant to compensation agreements         30,000         7        10,493           --           10,500

Net loss                                             --        --            --          (77,678)       (77,678)

                                              -----------   --------  -----------    -----------    -----------
BALANCE AT SEPTEMBER 30, 1998
(UNAUDITED)                                     1,677,201   $   403   $ 2,470,683    $(1,779,858)   $   691,228
                                              ===========   =======   ===========    ===========    ===========


------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1998        1997
-------------------------------------------------------------------- -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (77,678)   $ (77,898)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                    15,552       18,364
       Debt interest converted to common stock                           2,138        4,325
       Stock issued in lieu of payment for professional services        14,000         --
       Stock based compensation                                         10,500         --
       Net changes in operating assets and liabilities:
               Accounts receivable                                      66,829       25,130
               Inventories                                              66,968     (109,705)
               Other current assets                                    (19,774)    (180,289)
               Other assets                                            (31,050)     (58,333)
               Accounts payable                                       (264,656)     117,451
               Accrued liabilities                                      35,234       32,521
                                                                     ---------    ---------
       Net cash used in operating activities                          (181,937)    (228,434)
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (1,383)      (4,128)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to bank                                   (16,657)     (45,542)
    Payments on notes payable to shareholders                             --        (17,500)
    Net proceeds from issuance of common stock                            --        190,366
                                                                     ---------    ---------
         Net cash (used in) provided by financing activities           (16,657)     127,324
                                                                     ---------    ---------
Net decrease in cash and cash equivalents                             (199,977)    (105,238)
Cash and cash equivalents at beginning of year                         475,263      567,212
                                                                     ---------    ---------
Cash and cash equivalents at end of quarter                          $ 275,286    $ 461,974
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

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for each of the three and nine months ended September 30, 1998 and September 30, 1997, (b) the financial position at September 30, 1998, and (c) the cash flows for the nine months ended September 30, 1998 and September 30, 1997. Interim results are not necessarily indicative of results for a full year.

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

2. INVENTORIES

     Inventories consisted of the following:

                                SEPTEMBER 30,
                                   1998         DECEMBER 31,
                               (UNAUDITED)         1997
                               --------------  -------------

     Raw materials                 $ 316,529     $ 339,015
     Finished goods                  147,700       192,182
                                   ---------     ---------
                                   $ 464,229     $ 531,197
                                   =========     =========

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.   NET (LOSS)/INCOME PER SHARE

     Net (loss)/income per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,677,201 and 1,542,927 for the three months ended September 30, 1998 and 1997, respectively; and 1,656,624 and 1,528,302 for the nine months ended September 30, 1998 and 1997, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at September 30, 1998 and 1997.

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

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid cash for interest of approximately $0 and $200 for the three and nine months ended September 30, 1998 and $1,000 and $3,500 for the three and nine months ended September 30, 1997, respectively.

     The Company paid no cash for income taxes for the three and nine months ended September 30, 1998 and 1997.

5.   RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and
     (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. There was no material impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 130.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". SFAS No. 131 requires annual financial statements to disclose information about products and services, geographic areas, and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. There was no material impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 131.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises only the employers' disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of such plans. Since the Company does not have such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 132.

6.   PURCHASE AND MANUFACTURING AGREEMENT

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement, as amended, provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of September 30, 1998, approximately $152,000 of non-recurring engineering costs were capitalized of which $31,000 and $119,000 are included in other current assets and other assets, respectively. For the three and nine months ended September 30, 1998, approximately $2,000 of non-recurring engineering costs are included in cost of revenues. The Agreement also requires the Company to purchase minimum quantities of the system representing a total purchase commitment of $2,250,000 through January 2000.


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


     THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES

     Revenues were approximately $407,000 for the third quarter 1998, a decrease of $307,000 or 43% from revenues of $714,000 for the third quarter 1997. Revenues of approximately $1,624,000 for the nine months ended September 30, 1998 increased $290,000 or 22% from revenues of approximately $1,334,000 for the nine months ended September 30, 1997. The change in revenues for the three and nine months ended September 30, 1998 and 1997 was primarily attributed to sales to a new customer which generated 0% and 40% of the Company's total revenues for the third quarter 1998 and 1997 and 26% and 25% of the Company's total revenues for the nine months ended September 30, 1998 and 1997, respectively. There is no assurance of future sales from the new customer. At September 30, 1998, the Company ended the quarter with over $94,000 in backlog compared to over $600,000 in backlog at September 30, 1997.

     GROSS PROFIT

     Gross profit was approximately $187,000 for the third quarter 1998, a decrease of $64,000 or 26% from gross profit of $251,000 for the third quarter 1997. Gross profit of approximately $607,000 for the nine months ended September 30, 1998 increased $129,000 or 27% from gross profit of approximately $478,000 for the nine months ended September 30, 1997. The change in gross profit for the three and nine months ended September 30,

     1998 and 1997 was primarily a result of the change in revenues and the sales mix of products sold. Gross profit margins approximated 46% and 35% for the third quarter 1998 and 1997 and 37% and 36% for the nine months ended September 30, 1998 and 1997, respectively. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain consistent as the Company's customer base expands.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were approximately $213,000 for the third quarter 1998, an increase of $17,000 or 9% from selling, general, and administrative expenses of approximately $196,000 for the third quarter 1997. Selling, general, and administrative expenses of approximately $689,000 for the nine months ended September 30, 1998 increased $129,000 or 23% from approximately $560,000 for the nine months ended September 30, 1997. Overall, operating expenses remained stable during 1998 with the exception of compensation expense and legal fees. Compensation expense increased over $18,000 for the three months ended September 30, 1998 primarily as a result of an increase of approximately $10,000 paid to new employees net of employee turnover and $7,500 of non-employee directors' compensation. Compensation expense increased nearly $60,000 for the nine months ended September 30, 1998 primarily as a result of an increase of approximately $27,000 paid to new employees net of employee turnover, $22,500 of non-employee directors' compensation, and $10,500 of common stock granted to the Company's officers and directors. Legal expenses increased approximately $33,000 for the nine months ended September 30, 1998 primarily due to the costs of litigating existing trade claims against a competitor of the Company and the costs of increased compliance reporting.

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense decreased to approximately $1,000 and $3,400 for the third quarter 1998 and for the nine months ended September 30, 1998 compared to $2,000 and $6,700 for the comparable periods in 1997 primarily due to the payment in full of the Company's 7.5% note payable to bank in March 1998. Interest income for each of the third quarters and the nine months ended September 30, 1998 and 1997 primarily represents interest earned on cash balances in excess of operating requirements.

     NET (LOSS)/INCOME AND NET (LOSS)/INCOME PER SHARE

     Net loss was approximately $(23,000) for the third quarter 1998, a decrease of $79,000 or 141% from the net income of $56,000 for the third quarter 1997 primarily as a result of a decrease of approximately $64,000 in gross profit and an increase in operating costs of nearly $15,000.

     Net loss was nearly $(78,000) for the nine months ended September 30, 1998 and 1997 primarily as a result of an increase of approximately $129,000 in both gross profit and operating costs during 1998.

     Net loss per share was $(0.02) for the third quarter 1998, a decrease of $0.06 per share or 150% from the net income per share of $0.04 for the third quarter 1997 resulting from the $79,000 decrease in net income offset by an increase of 134,274 weighted average number of common shares from 1,542,927 during the third quarter 1997 to 1,677,201 during the third quarter 1998.

     Net loss per share was approximately $(0.05) from a net loss of nearly $78,000 for both the nine months ended September 30, 1998 and 1997 despite an increase of 128,322 weighted average number of common shares from 1,528,302 during the nine months ended September 30, 1997 to 1,656,624 during the nine months ended September 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's accumulated deficit was approximately $(1,780,000) and $(1,702,000) at September 30, 1998 and December 31, 1997, respectively. Working capital decreased approximately $68,000 from $798,000 at December 31, 1997 to $730,000 at September 30, 1998.

     Net cash used in operating activities was approximately $(182,000) during the nine months ended September 30, 1998, a decrease of $46,000 from $(228,000) during the nine months ended September 30, 1997.

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

ITEM 5.  OTHER INFORMATION

     MARKET FOR REGISTRANT'S COMMON STOCK

     The Company's common stock has not commenced trading but is listed on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("Bulletin Board") under the symbol "SETE". There have been no quotes on the Company's common stock since its listing on the Bulletin Board.

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

     APPOINTMENT OF NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

     On August 14, 1998, the Board of Directors appointed the Company's Executive Vice President, Ronald L. Meggison, Jr., as the Company's new President and Chief Executive Officer.

     Saul Pozensky relinquished his duties and responsibilities as the Company's President and Chief Executive Officer on August 14, 1998 and is no longer an employee of the Company. The Company is currently negotiating a proposed Separation Agreement for Saul Pozensky.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Ensec International, Inc. ("Ensec") which, upon completion of the merger, will result in the Company and Ensec becoming wholly owned subsidiaries of a newly formed holding company, Sensec International, Inc. ("Sensec"). Under the terms of the agreement, the Company's stockholders will receive approximately 40% or 950,000 shares of the outstanding common shares of Sensec, and the Ensec stockholders will receive approximately 60% or 1,425,000 shares of the outstanding common shares of Sensec. Completion of the merger is subject to the approval of the boards of directors and stockholders of both the Company and Ensec. Ensec is a systems integrator and services provider in commercial and industrial integrated security systems, video remote surveillance, and data information security systems and is listed on the OTC Bulletin Board under the symbol "ENSC". In connection with the planned merger, the Company is actively seeking various sources of capital. This transaction is more fully explained in the Form 8-K filed by the Company on November 9, 1998 with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          SENTECH EAS CORPORATION

                                          By: /s/ RONALD L. MEGGISON, JR.
                                              ---------------------------
                                          Ronald L. Meggison, Jr.
                                          President and Chief Executive Officer
                                          (Principal Financial and Accounting
                                           Officer)


                                          Date:   October 30, 1998