Form 10KSB
period 1998-12-31
SENTECH EAS CORP /FL
filed 1999-02-25
CIK 829288

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998     Commission File No. 33-20015-NY
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

                   COMMON STOCK, $0.00024 PAR VALUE PER SHARE
                                 Title of Class

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                  Yes X No __

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The Registrant's revenues for the year ended December 31, 1998 was $2,049,856. The aggregate market value of Common Stock held by non-affiliates of the Registrant as of January 31, 1999 was $0.

As of January 31, 1999 there were 1,677,219 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE0
                                      None

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

The Company's original focus was sourcing, refurbishing, marketing, installing, and servicing EAS equipment developed by other companies in the EAS industry. Over the past five years, the Company's business has evolved more towards assembling, marketing, and servicing EAS equipment developed by the Company. The Company's current strategy is to further expand its operations focusing primarily on its own EAS equipment while continuing to refurbish, market, install, and service EAS equipment developed and sold by other companies. The EAS equipment developed by the Company is compatible with EAS equipment developed by other companies allowing the Company to market its own products to retailers who have existing compatible equipment. Therefore, the Company believes that it is able to attract customers who desire to upgrade their existing systems as well as those customers who desire to purchase a new system from an alternative supplier at lower prices.

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

RF DETECTION SYSTEMS

RF detection systems are the most prevalent in the marketplace. RF detection systems utilize low ("LF"), high ("HF") or ultra high ("UHF" or "microwave") frequency systems. In RF detection systems, electronic detectors, consisting of antennas which emit radio waves of a specified frequency, are housed in pedestals, overhead units, floor mats or other panels located at the exits of protected areas (such as checkout counters, doorways, elevators, and escalator locations). Tags for RF detection systems, which contain electronic circuitry that interferes with the signal established between the detector panels, are attached to or placed on the article to be protected.

The tags for RF detection systems take the form of either reusable hard plastic tags or adhesive tags. Reusable hard plastic tags are attached to the merchandise being protected usually by means of a specially designed fastener. The reusable plastic tags can only be removed, without causing damage to the article, by using a special decoupling device. Adhesive tags are disposable, intended to be used only once, and are deactivated at the point of purchase by passing the adhesive tag through a de-activation field. When an adhesive tag is transported through the area between the detector panels, the radio interference caused by the tag's circuitry triggers an alarm such as a flashing light, a buzzer, or a central control point signal.

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

THE COMPANY'S PRODUCT LINE

The Company currently assembles, refurbishes, markets, installs, and services the following EAS Equipment for use in the retail industry, all of which were developed by the Company.

"X"AISLE(TM) SYSTEM

The "X"Aisle System is SenTech's newest and most powerful extended aisle Swept RF system which was introduced during the third quarter of 1998. The "X"Aisle System consists of a set of pedestals constructed of durable lightweight injection molded plastic which contain the RF detection circuits with each pedestal measuring 60.5" tall, 18.25" wide and 4" deep. The primary color available is gray, although custom-designed colors may be offered if requested by customers. Two pedestals are capable of protecting entrances/exits up to 8 feet wide using SenTech's new 8.2 MHz "X" Tag and up to 5.5 feet wide with a 1.5" adhesive label. Since the "X"Aisle System detects any tags with 8.2 or 9.5 MHz RF, which are commonly used frequencies, it is compatible with 8.2 or 9.5 MHz RF tags designed by the Company and its competitors. The "X"Aisle System also uses advanced software programmable circuit design including a Digital Signal Processor, surface mounted electronic components, self testing circuitry, and fiber optics. Its adaptive filtering circuitry is largely immune to false alarms and electrical interference. The electronics are designed for easy installation by field technicians, dealers, or end users. The Company believes the "X"Aisle System is among the most effective wide aisle EAS detection systems currently available. The "X"Aisle System was designed by the Company and is manufactured and assembled by a related party company (see "Product Development" below).

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

"X" TAG

The "X" Tag is a durable lightweight 8.2 MHz Swept RF tag to be used with SenTech's newest and most powerful extended aisle Swept RF system, the "X"Aisle System, which was introduced during the third quarter of 1998. The "X" Tag is beige and is compatible with all 8.2 MHz RF systems and most ink tags.

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

PRODUCT DEVELOPMENT

The Company maintains an on-going effort to develop new EAS equipment. The Company recently developed and marketed an ultra-light reusable hard tag, the SenTag, described above, and introduced the SenTech Ink Tag during 1998. The Company believes the SenTag and the Ink Tag, which are both manufactured by non-affiliated companies, are well received by retailers who demand contemporary styled reusable hard tags.

During the fourth quarter of 1997, the Company also developed and marketed the Solo System, described above, which has been well received in the marketplace. The Company believes the Solo System is among the most effective single pedestal EAS detection systems currently available.

In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer, Thomas A. Nicolette, is a director of the Company. The Agreement provides for the development and manufacture of the Company's third generation EAS system, the "X"Aisle System, and the electronic printed circuit boards for the MultiTag II System and the Defender System. Currently, the electronic printed circuit boards for the MultiTag II System and the Defender System are designed and manufactured by a competitor of the Company. The Agreement requires the Company to pay for non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement and requires the Company to purchase minimum quantities of the system each year.

Management believes that any new EAS equipment it develops, combined with the Company's existing equipment, customer and market base, may provide the Company with the potential for significant growth. Historically, the Company's research and development expenses have been immaterial relative to the Company's operations.

ASSEMBLY AND MANUFACTURING OPERATIONS

The Company's manufacturing operations consist primarily of the procurement of component parts and the assembly of finished products at the Company's leased facility in Deerfield Beach, Florida. Most of the EAS equipment developed by the Company consists of component parts manufactured for the Company or purchased from third parties. The Company does not maintain an extensive finished goods inventory since the Company believes it is able to obtain required component parts, assemble, and ship its product within competitive lead times acceptable to its customers. The Company subcontracts with local vendors to assemble printed circuit boards, and machine, mold, and finish various component parts. The Company anticipates it will continue to rely primarily on such third party manufacturers and vendors in order to minimize overhead. The Company minimizes dependence on any one supplier by maintaining sufficient alternatives for its raw materials and finished goods requirements.

REFURBISHING OPERATIONS

The Company acquires and refurbishes existing products developed by its major competitors primarily from customers who are upgrading or changing their current detection systems and from liquidation and foreclosure sales. All of the Company's refurbishing activities, including the inspection and testing of the refurbished product, are performed by employees of the Company at the Company's leased facility in Deerfield Beach, Florida.

INSTALLATION AND CUSTOMER SERVICE

The Company usually provides one-year warranties on all its products covering both parts and labor and offers optional extended warranties which may be purchased by customers. In July 1995, the Company entered into a service agreement effective August 1995 with a national service organization, whose President and Chief Executive Officer, Thomas A. Nicolette, is a director of the Company, which provides for the installation and servicing of any 8.2 MHz EAS system. The national service organization has 31 service centers throughout the United States and is capable of providing service on a national level. Any EAS systems not covered by the agreement are handled by the Company's service personnel or other third party service providers. The agreement is for a one-year term and is automatically renewable for one-year periods unless terminated in writing by either party. The Company has not received any termination notices and believes its relationship with the service provider is favorable. Although there can be no assurance the agreement will not be terminated or will be renewed in the future, the Company anticipates the agreement will automatically be renewed through August 2000.

MARKETS AND MARKETING STRATEGY

The Company markets and sells EAS equipment in the United States and abroad through an internal sales force of four individuals and Company management. The Company's current regional sales representatives primarily cover the Eastern United States. The Company is in the process of recruiting a national sales force to expand its coverage of the United States market. Domestic dealer and foreign distributor sales are conducted primarily by internal sales people. Management markets EAS equipment through a direct-calling program in addition to attending trade shows, advertising in trade publications, a direct-mailing program, and internet advertising.

There were no material concentrations of sales or accounts receivable outside the United States during December 31, 1998 and 1997.

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

With respect to EAS equipment developed by other companies, the Company purchases such equipment from third party manufacturers and distributors in the United States and abroad and resells such EAS equipment at discounted rates. The Company is able to purchase such equipment from third parties at favorable rates based upon its relationship with such third parties.

BACKLOG

At December 31, 1998, the Company ended the year with over $28,000 in backlog of sales orders compared to $326,000 in backlog at December 31, 1997. The Company expects the entire backlog of sales orders at the end of 1998 to be shipped prior to the end of the first quarter of 1999. The amount of backlog at any time during the year is not necessarily indicative of the volume of business for the upcoming year. The Company's revenues are substantially dependent on its customers' seasonal retail sales. Historically, the Company has experienced higher sales volume in the third and fourth quarters of each year.

EMPLOYEES

The Company currently has 8 full time employees and one part time employee, none of who have entered into employment agreements with the Company nor are represented by a labor union. From time to time, the Company hires temporary personnel to accommodate special requirements for larger projects. The Company does not have key-man life insurance on any of its employees.

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

GOVERNMENT REGULATION

The EAS Industry is subject to extensive regulation by various federal and state regulatory agencies including the Federal Communications Commission (the "FCC"). Any equipment manufactured by other companies that is refurbished and resold by the Company has received the required approvals from the FCC. The Company intends to submit applications for approval by the FCC of equipment invented and developed by the Company. There can be no assurance that the Company will obtain the requisite approvals, and the failure to obtain such approvals could have a materially adverse effect upon the Company's business.

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

ITEM 2.  PROPERTIES

The Company's offices, warehouse, and distribution center are located in 6,300 square feet of leased facilities in Deerfield Beach, Florida of which approximately 3,600 square feet are used for offices. Through the end of the lease term on January 31, 2000, the lease provides for payments of approximately $5,000 per month including sales tax and common area maintenance expenses. The Company believes these facilities are adequate to accommodate operations through the end of the lease term.

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

In June 1998 and October 1997, respectively, the Company issued 30,000 and 97,500 shares of the Company's common stock pursuant to directors' and officers' compensation agreements.

The Company has never paid a cash dividend on its common stock since its inception nor does it anticipate paying any cash dividends in the near future. The Company intends to retain any future earnings to finance the operations of the Company.

At January 31, 1999, the Company had approximately 110 registered holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, certain matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are generally based on the Company's expectations and are subject to certain risks and uncertainties, including but not limited to; economic, competitive, regulatory, growth strategies, available financing, and other factors discussed elsewhere in this Form 10-KSB and other documents filed by the Company with the SEC. The associated risks and uncertainties could cause actual results to differ materially from historical results or the Company's expectations. In light of these risks and uncertainties, there can be no assurance the forward looking statements contained in this Form will occur. The Company undertakes no obligation to publicly update or revise any forward looking statements resulting from future events, new information, or from any other circumstances.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

REVENUES

Revenues were approximately $2,050,000 for the year ended December 31, 1998, a decrease of nearly $346,000 or 14% from revenues of $2,396,000 for the year ended December 31, 1997. The decrease in revenues for the year ended December 31, 1998 was primarily attributed to the decrease in sales from a significant customer which generated 20% and 35% of the Company's total revenues for the years ended December 31, 1998 and 1997, respectively. The Company does not expect significant revenues from the customer during 1999, and there is no assurance of any future revenues from the significant customer. Excluding revenues from significant customers, 1998 revenues increased more than 5% from revenues in 1997 although the Company's customer base remained relatively constant during 1998. The Company expects revenues to increase during 1999 primarily as a result of the Company's planned merger, the increase in the Company's sales and marketing team, and the results of the introduction of new products during 1998. The Company's planned merger with a U.S. company with operations and facilities in Brazil will promote the Company's expansion into South America while the increase in the Company's sales and marketing team will facilitate the Company's expansion in North America (see "Agreement and Plan of Merger" at Item 11 below).

GROSS PROFIT

Gross profit was approximately $822,000 for the year ended December 31, 1998, an increase of over $38,000 or 5% from gross profit of $784,000 for the year ended December 31, 1997 primarily as a result of the sales mix of products sold and a combination of lower product costs and higher unit sales prices. Gross profit margin was 40% for the year ended December 31, 1998, an increase from 33% for the year ended December 31, 1997. Gross profit margins are expected to remain fairly constant in the near term due to the ongoing maintenance of the Company's new cost control management program and new pricing structure. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain constant as the Company's customer base expands.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expenses were nearly $811,000 for the year ended December 31, 1998, a decrease of over $35,000 or 4% from selling, general, and administrative expenses of $846,000 for the year ended December 31, 1997. Overall, operating expenses remained stable during 1998. Despite changes and reductions in Company personnel, overall compensation expense remained fairly constant including the payment of $30,000 of non-employee directors' cash compensation plus $3,000 of common stock granted to the Company's officers and board of directors during 1998 compared to $34,125 of common stock granted to the Company's officers and board of directors during 1997. Professional fees were unchanged at approximately $105,000 for both 1998 and 1997. Selling, general, and administrative expenses are expected to moderately increase over the next year relative to the expected increase in revenues primarily as a result of the Company's planned merger and the increased costs of marketing as the Company continues to expand its customer base.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense was approximately $4,500 for the year ended December 31, 1998, a decrease of over $4,500 or 50% from interest expense of $9,000 for the year ended December 31, 1997 primarily due to the payment in full of the Company's 7.5% note payable to bank in March 1998. Interest income for each of the years ended December 31, 1998 and 1997 primarily represents interest earned on cash balances in excess of operating requirements.

NET INCOME/(LOSS) AND NET INCOME/(LOSS) PER SHARE

Net income was approximately $14,000 for the year ended December 31, 1998, an increase of over $69,000 or 125% from the net loss of $(55,000) for the year ended December 31, 1997 primarily as a result of an increase of approximately $38,000 in gross profit plus a decrease in operating costs of over $31,000 net of interest expense and interest income.

Net income per share was $0.01 at December 31, 1998, an increase of $0.05 per share or 125% from the net loss per share of $(0.04) at December 31, 1997 resulting from the $69,000 increase in net income offset by an increase of 105,246 weighted average number of common shares from 1,556,564 during 1997 to 1,661,810 during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's accumulated deficit was approximately $(1,688,000) and $(1,702,000) at December 31, 1998 and 1997, respectively. Working capital was stable with approximately $784,000 and $798,000 at December 31, 1998 and 1997, respectively.

Net cash used in operating activities was approximately $(150,000) in 1998, a decrease of $(52,000) from $(202,000) in 1997 primarily as a result of operating efficiencies and payment of the Company's liabilities. The Company believes its working capital plus the expected results of operations in 1999 will be sufficient to fund current business operations and anticipated growth. However, the Company believes it may need to raise additional capital through debt or equity financing to fund its anticipated growth beyond 1999. In connection with the planned merger, the Company is actively seeking various sources of capital. There is no assurance that such additional financing will be available when needed or available with terms acceptable to the Company.

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

ITEM 7.  FINANCIAL STATEMENTS



Index to Consolidated Financial Statements

Independent Auditors' Report ......................................................................    12
Consolidated Balance Sheets at December 31, 1998 and 1997 .........................................    13
Consolidated Statements of Operations for the years ended December 31, 1998 and 1997 ..............    14
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997 ....    15
Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997 ..............    16
Notes to Consolidated Financial Statements ........................................................ 17-25

Consolidated Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
SenTech EAS Corporation and Subsidiary
Deerfield Beach, Florida

We have audited the accompanying consolidated balance sheets of SenTech EAS Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SenTech EAS Corporation and Subsidiary, as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/  SPEAR, SAFER, HARMON & CO.


Miami, Florida
January 29, 1999

                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997




                                                                    DECEMBER 31,          DECEMBER 31,
                                                                        1998                  1997
                                                               -------------------------------------------
ASSETS
---------------------------------------------------------------

Current assets
     Cash and cash equivalents                                   $          305,307     $         475,263
     Accounts receivable, net of allowances of $5,000                       110,576               199,802
     Inventories                                                            478,886               531,197
     Other current assets                                                    54,847                62,150
                                                               ---------------------  --------------------
        Total current assets                                                949,616             1,268,412
Property and equipment, net                                                  33,450                50,916
Other assets                                                                161,570                96,407
                                                               ---------------------  --------------------

                                                                   $      1,144,636       $     1,415,735
                                                               =====================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------

Current liabilities
     Accounts payable                                            $          110,090     $         390,759
     Accrued liabilities                                                     55,814                63,051
     Current maturities of long-term debt                                                          16,657
                                                                        --
                                                               ---------------------  --------------------
         Total current liabilities                                          165,904               470,467
                                                               ---------------------  --------------------
Long-term debt less current maturities                                      203,000               203,000
                                                               ---------------------  --------------------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
        1,677,219 and 1,640,427 issued and outstanding                          403                   394
     Additional capital                                                   2,463,182             2,444,054
     Accumulated deficit                                                (1,687,853)           (1,702,180)
                                                               ---------------------  --------------------
         Total shareholders' equity                                         775,732               742,268
                                                               ---------------------  --------------------

                                                                      $   1,144,636          $  1,415,735
                                                               =====================  ====================




----------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




YEARS ENDED DECEMBER 31,                                                 1998                1997
-----------------------------------------------------------------  ------------------ --------------------

Revenues                                                              $    2,049,856       $    2,395,844
Cost of revenues                                                         (1,227,780)          (1,611,975)
                                                                   ------------------ --------------------
Gross profit                                                                 822,076              783,869
Selling, general, and administrative expenses                              (810,967)            (846,212)
                                                                   ------------------ --------------------
Operating income/(loss)                                                       11,109             (62,343)
Interest expense                                                             (4,458)              (8,975)
Interest income                                                                7,676               15,993
                                                                   ------------------ --------------------
Income/(loss) before provision for income taxes                               14,327             (55,325)
Provision for income taxes                                                --                  --
                                                                   ================== ====================
Net income/(loss)                                                  $          14,327     $       (55,325)
                                                                   ================== ====================
Earnings/(loss) per common share-Basic                             $            0.01     $         (0.04)

                                                                   ================== ====================


-----------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                   COMMON      STOCK            ADDITIONAL        ACCUMULATED
                                                -----------------------------
                                                   SHARES        AMOUNT          CAPITAL            DEFICIT            TOTAL
                                                ------------- -------------- ----------------- ------------------  ---------------

BALANCE AT DECEMBER 31, 1996                       1,452,952            349         2,208,283        (1,646,855)          561,777
Conversion of debt interest                            1,802              1             4,324         --                    4,325
Issued pursuant to compensation arrangements
                                                      97,500             23            34,102         --                   34,125
Issued pursuant to private offering, net              88,173             21           197,345         --                  197,366
Net loss                                            --             --              --                   (55,325)         (55,325)
                                                ------------- -------------- ----------------- ------------------  ---------------
BALANCE AT DECEMBER 31, 1997                       1,640,427       $    394       $ 2,444,054     $  (1,702,180)      $   742,268
Conversion of debt interest                              891              1             2,137         --                    2,138
Issued in lieu of payment for professional
services                                               5,901              1            13,999         --                   14,000
Issued pursuant to compensation arrangements
                                                      30,000              7             2,993         --                    3,000
Net income                                          --             --              --                     14,327           14,327
                                                ------------- -------------- ----------------- ------------------  ---------------
BALANCE AT DECEMBER 31, 1998                       1,677,219       $    403       $ 2,463,182     $  (1,687,853)      $   775,732
                                                ============= ============== ================= ==================  ===============




----------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




YEARS ENDED DECEMBER 31,                                                                         1998                1997
---------------------------------------------------------------------------------------- --------------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                                                $     14,327     $     (55,325)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
       Depreciation and amortization                                                                   23,658             25,163
       Loss on disposal of equipment                                                                  _                    _
       Provision for losses on accounts receivable                                                    _                    _
       Debt interest converted to common stock                                                          2,138              4,325
       Stock issued in lieu of payment for professional services                                       14,000              _
       Stock based compensation                                                                         3,000             34,125
       Net changes in operating assets and liabilities:
               Accounts receivable                                                                     89,226           (13,799)
               Inventories                                                                             52,311          (133,370)
               Other current assets                                                                     7,303           (20,117)
               Other assets                                                                          (68,085)           (87,066)
               Accounts payable                                                                     (280,669)             18,373
               Accrued liabilities                                                                    (7,238)             26,188
                                                                                         --------------------- ------------------
       Net cash used in operating activities                                                        (150,029)          (201,503)
                                                                                         --------------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                           (3,270)            (8,998)
                                                                                         --------------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on note payable to bank                                                              (16,657)           (61,314)
       Payments on notes payable to shareholders                                                      _                 (17,500)
       Net proceeds from issuance of common stock                                                     _                  197,366
                                                                                         --------------------- ------------------
       Net cash (used in) provided by financing activities                                           (16,657)            118,552
                                                                                         --------------------- ------------------
Net decrease in cash and cash equivalents                                                           (169,956)           (91,949)
Cash and cash equivalents at beginning of year                                                        475,263            567,212
                                                                                         --------------------- ------------------
Cash and cash equivalents at end of year                                                       $      305,307     $      475,263
                                                                                         ===================== ==================


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

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease term ranging from three to eight years.

     REVENUE RECOGNITION

     Revenue from sales of systems and accessories is recognized upon shipment of the equipment or upon acceptance by a third party leasing company of an operating lease and the related equipment. Revenue from services are recognized as earned, and maintenance revenues are recognized ratably over the term of the maintenance contract.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement assets and liabilities and their respective tax bases including operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period which includes the tax enactment date. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is unlikely.

     EARNINGS/(LOSS) PER COMMON SHARE-BASIC

     Earnings/(loss) per common share-basic is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,661,810 and 1,556,564 at December 31, 1998 and 1997,

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at December 31, 1998 and 1997.

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

     IMPAIRMENT

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets and related goodwill for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable through future cash flows. If this review indicates that the assets and related goodwill will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount would be adjusted to fair value and any loss will be recognized in the statement of operations and certain disclosures regarding the impairment will be disclosed in the notes to financial statements. At December 31, 1998 and 1997, the Company believes no material impairments existed.

     RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosure of the Company's capital structure. There was no material impact to the Company's EPS calculation or financial statement presentation and disclosure due to the adoption of SFAS No. 128 and SFAS No. 129.

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

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


2.   INVENTORIES

     Inventories consisted of the following at December 31, :

                                               1998            1997
                                           --------------  --------------

     Raw materials                           $ 249,129       $ 339,015
     Finished goods                            229,757         192,182
                                           --------------  --------------
                                             $ 478,886       $ 531,197
                                           ==============  ==============


3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31,:

                                                       1998            1997
                                                  --------------  --------------

     Furniture, fixtures and office equipment          $ 95,707        $ 94,324
     Machinery and equipment                             87,850          85,963
     Leasehold improvements                               5,250           5,250
                                                  --------------  --------------
                                                        188,807         185,537
     Accumulated depreciation and amortization        (155,357)       (134,621)
                                                  --------------  --------------
                                                      $  33,450       $  50,916
                                                  ==============  ==============

Depreciation expense for the years ended December 31, 1998 and 1997, was approximately $20,000 and $24,000, respectively.


4. OTHER ASSETS

     Other assets consisted of the following at December 31,:


                                                                        1998            1997
                                                                    --------------  --------------

     Non-recurring engineering costs                                   $156,000        $ 87,500

     Accumulated amortization of non-recurring engineering costs         (2,922)          --
     Deposits                                                             8,492           8,907

                                                                    --------------  --------------
                                                                      $ 161,570        $ 96,407
                                                                    ==============  ==============

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31,:

                                                 1998            1997
                                             --------------  --------------

     7.5% note payable to bank               $     --          $   16,657
     8% mandatory convertible notes                53,000          53,000
     6% senior notes payable                      150,000         150,000
                                             --------------  --------------
                                                  203,000         219,657
     Current  maturities of long-term debt           _            (16,657)
                                             --------------  --------------
                                             $    203,000      $  203,000
                                             ==============  ==============

NOTE PAYABLE TO BANK

In March 1998, the Company paid in full the balance of a $225,000 four year loan agreement bearing interest at 7.5% with its principal lending bank. The note was collateralized by substantially all the assets of the Company and contained certain restrictive covenants. Principal and interest payments of $5,429 were paid monthly through March 1998.

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

The maturity date for the remaining $53,000 of the convertible notes was extended to January 2001 in exchange for warrants to purchase 5,000 shares of common stock at $2.40 per share. The warrants were issued during 1998 and 1997.

SENIOR NOTES PAYABLE

In May 1995, the Company issued to two directors of the Company 6% Senior Notes totaling in the aggregate $330,000 due June 1997 with detachable warrants to purchase 137,500 common stock shares expiring June 30, 1999. Interest at 6% is payable annually in arrears subject to certain net income requirements.

In June 1996, the Company tendered an offer to the holders of the senior notes a one time reduced conversion rate of $1.35 to induce note holders to convert their notes to shares of the Company's common stock. Accordingly, during 1996, one holder of $180,000 of the senior notes tendered the full amount in \

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



payment of the exercise price of the detachable warrant and received 133,333 shares of the Company's common stock.

The maturity date for the remaining $150,000 of the senior notes was extended to January 2001 in exchange for warrants to purchase 20,000 shares of common stock at $2.40 per share. The warrants were issued during 1998 and 1997.

No interest was paid or payable on the senior notes during 1998 and 1997.

The total long-term debt of $203,000 matures in 2001.


6.   SHAREHOLDERS' EQUITY

     In April 1997, pursuant to an underwritten private offering, the Company consummated the sale of 343,894 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each warrant expires after five years of issuance and entitles the registered holder to purchase one share of common stock at a purchase price equal to the lesser of $5.50 or ten percent above the offering price of a share of common stock in a proposed public offering. The net proceeds received by the Company from this offering were approximately $706,620 of which $509,254 was received in December 1996. The proceeds were used for working capital purposes and payment of the balance due under a stock purchase agreement pursuant to which the Company repurchased shares of common stock held by a former employee during 1996.

     In June 1998 and October 1997, the Company issued 30,000 and 97,500 shares of the Company's common stock pursuant to directors' and officers' compensation arrangements, respectively. The Company has accounted for the issuance of the shares of the Company's common stock to the Company's directors and officers in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, the Company included in the consolidated statement of operations approximately $3,000 and $34,000 of compensation expense during 1998 and 1997, respectively. For purposes of recording compensation expense related to the Company's directors' and officers' stock based compensation, each share of stock was valued using the net tangible book value per share.


7.  STOCK OPTIONS AND WARRANTS

     The following schedule summarizes stock warrant activity and status:

                                                                                   1998                   1997
                                                                          --------------------    ------------------

    Outstanding at beginning of year                                                  879,680               749,007
    Issued pursuant to private offering                                              -                       88,173
    Issued pursuant to compensation arrangements                                     -                       30,000
    Issued to related parties                                                          12,500                12,500
    Exercised                                                                        -                      -
    Expired                                                                          -                      -
                                                                          ====================    ==================
    Outstanding at end of year                                                        892,180               879,680
                                                                          ====================    ==================

    Price range of warrants outstanding at end of year                          $1.92 to 5.50         $1.92 to 5.50
    Price range of warrants exercised during the year                                -                      -
    Weighted average exercise price of currently exercisable warrants                   $4.58                 $4.60
    Weighted average exercise price of exercisable warrants outstanding                 $4.58                 $4.60

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES

     At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $1,600,000 which may be available to offset future taxable income, if any, through 2012.

     Deferred tax liabilities (assets) consisted of the following at December
     31,:

                                           1998                 1997
                                       ---------------     ---------------

     Net operating loss carryforwards   $(540,000)         $(543,000)
     Valuation allowance                  540,000           543,000
                                       ---------------     ---------------
                                                -                   -
                                       ===============     ===============

    As of December 31, 1998, there was a decrease of approximately $3,000 in the valuation allowance as a result of the utilization of previous net operating loss carryforwards used to offset 1998 taxable income.

     A reconciliation of the statutory income tax rate with the Company's effective income tax rate follows:

                                                                      1998                 1997
                                                                 ----------------     ---------------

     Statutory federal income tax rate                                  34.0%               34.0%
     State income  tax, net of federal income tax benefit                3.6                 3.6
     Federal tax benefit of net operating loss carryforward            (37.6)              (37.6)
                                                                 ----------------     ---------------
     Effective income tax rate                                          -                   -
                                                                 ================     ===============


9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid cash for interest of approximately $200 and $4,700 in 1998 and 1997, respectively.

     The Company paid no cash for income taxes in 1998 and 1997.


10.  BUSINESS SEGMENT AND OPERATIONS BY GEOGRAPHIC AREA

     The Company operates in a single business segment, and its principal products are electronic article surveillance systems and accessories which are manufactured and distributed from the Company's only facility in the United States.

     The Company's revenues included sales to one customer in 1998 and 1997 representing 20% and 35% of total revenues, respectively. Approximately $0 and $71,000 was due from the customer and included in accounts receivable at December 31, 1998 and 1997, respectively. The Company minimizes credit risk through diversification and continued evaluation of its customers' financial condition and account status.

     During 1998 and 1997, the Company purchased approximately 29% and 49% of its inventory from one vendor in 1998 and three vendors in 1997, of which approximately $0 and $182,000 were payable to the suppliers and included in accounts payable at December 31, 1998 and 1997, respectively. The Company minimizes dependence on any one supplier by maintaining sufficient alternatives for its raw materials and finished goods requirements.

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     There were no material concentrations of sales, accounts receivable, nor identifiable assets outside of the United States during December 31, 1998 and 1997.


11. EMPLOYEE BENEFIT PLANS

     Since January 1, 1998, the Company provides a 401(k) and profit sharing plan (the "Plan") for eligible employees whereby the Company's annual contributions to the Plan are made at the discretion of the board of directors. The Company did not make any contributions to the Company's Plan during 1998.

     An employee stock option plan (the "Plan") was adopted by the shareholders of the Company in 1995. The plan provides for 312,500 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Of this amount, 156,250 shares may be purchased pursuant to the exercise of incentive stock options, and 156,250 shares may be purchased pursuant to the exercise of non-qualified stock options. No stock options under the Plan have been granted since the inception of the Plan.


12.  COMMITMENTS AND CONTINGENCIES

     AGREEMENT AND PLAN OF MERGER

     On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Ensec International, Inc. ("Ensec") which, upon completion of the merger, will result in the Company and Ensec becoming wholly owned subsidiaries of a newly formed holding company, Sensec International, Inc. ("Sensec"). Under the terms of the agreement, the Company's stockholders will receive approximately 40% of the outstanding common shares of Sensec, and the Ensec stockholders will receive approximately 60% of the outstanding common shares of Sensec. Completion of the merger is subject to the approval of the boards of directors and stockholders of both the Company and Ensec. Ensec is a systems integrator and services provider in commercial and industrial integrated security systems, video remote surveillance, and data information security systems and is listed on the OTC Bulletin Board under the symbol "ENSC".

     PURCHASE AND MANUFACTURING AGREEMENT

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement, as amended, provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of December 31, 1998, $187,000 of non-recurring engineering costs were capitalized of which $31,000 and $153,000 are included in other current assets and other assets, respectively. For the year ended December 31, 1998, approximately $3,000 of non-recurring engineering costs were included in cost of revenues (none in 1997). The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $375,000 by February 1999; $750,000 by January 2000; and $1,125,000 by January 2001.

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     LEASES

     The Company leases its office and production facility and certain equipment under non-cancelable operating leases expiring through 2000. Rent expense for all operating leases approximated $45,000 and $41,000 in 1998 and 1997, respectively. Future minimum lease payments for operating leases having non-cancelable terms in excess of one year at December 31, 1998 are approximately $48,000 and $4,000 in 1999 and 2000, respectively.

     INSTALLATION AND CUSTOMER SERVICE AGREEMENT

     In July 1995, the Company entered into a service agreement effective August 1995 with a national service organization, whose President and Chief Executive Officer is a director of the Company, which provides for the installation and servicing of any 8.2 MHz EAS system. Any EAS systems not covered by the agreement are handled by the Company's service personnel or other third party service providers. The agreement is for a one-year term and is automatically renewable for one-year periods unless terminated in writing by either party. The Company has not received any termination notices and believes its relationship with the service provider is favorable. Although there can be no assurance the agreement will not be terminated or will be renewed in the future, the Company anticipates the agreement will automatically be renewed through August 2000. Costs incurred in connection with this agreement were approximately $24,000 for each of the years ended December 31, 1998 and 1997.

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

                            SENTECH EAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain current information concerning the directors and executive officers of the Company, including their ages, position, and tenure as of the date hereof:

                                       DIRECTOR/
NAME                         AGE     OFFICER SINCE     POSITIONS WITH THE COMPANY
----                         ---     -------------     --------------------------

Ronald L. Meggison, Jr.      34          1996          President, Chief Executive Officer, Secretary
and Treasurer

Richard J. Spagna            37          1990          Vice President Operations and Director

Edward A. Mulhare            72          1994          Chairman of the Board of Directors

Milan Resanovich             68          1994          Vice Chairman of the Board of Directors

Thomas A. Nicolette          48          1997          Director

Saul Pozensky                50          1992          Director


Ronald L. Meggison, Jr. has served as President and Chief Executive Officer since August 1998. Mr. Meggison joined the Company in August 1996 as Chief Financial Officer and Vice President of Finance and was appointed Secretary and Treasurer of the Company in April 1997 and Executive Vice President in February 1998. Prior to joining the Company, Mr. Meggison served as the Director of Finance from 1995 through 1996 at OMI Corporation, a manufacturer of electro-optical and laser components and systems. From 1989 to 1995, Mr. Meggison was a C.P.A. at the international accounting firm of KPMG Peat Marwick LLP resigning as an audit manager. Mr. Meggison received a degree in accounting from North Carolina State University in 1989.

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

Edward A. Mulhare has served as the Chairman of the Board of the Company since May 1994. From 1982 to 1992, Mr. Mulhare served as the Chairman of the Board and Chief Executive Officer of Merrill Lynch Interfunding, Inc., a wholly-owned subsidiary of Merrill Lynch, engaged in the management of a $1.6 billion leverage acquisition portfolio. From 1980 to 1982, he served as Executive Vice President of Republic National Bank of New York. For the prior twelve years, he was a Vice President of Prudential Insurance Company of America where he managed a $4 billion portfolio of long term commercial loans and was Prudential's specialist for rebuilding troubled companies. Mr. Mulhare currently serves as a director of Advance Publishers, L.C., Akers Laboratories, Inc., and Realtec, Inc. Over the past ten years, Mr. Mulhare has served as a director of fifteen companies including Aldila Inc., Truck Components, Inc., PanAmerica Diamond Co., McGraw Industries, Inc., and American Silver Co. Mr. Mulhare received a B.S. in Accounting from Boston University in 1950 and an M.B.A. from Farleigh Dickenson in 1978.

Milan Resanovich has served as a Director of the Company since October
1994 and has been a management consultant since 1992. From 1986 to 1992, he served as a Senior Vice President, and then President, at Merrill Lynch Interfunding, Inc. At Merrill Lynch Interfunding, Inc. he aided in the management of a leveraged-buyout investment fund. Prior to such time, Mr. Resanovich served as a Vice President at Prudential Insurance Company of America where he was employed in investment management from 1956 to 1986. Mr. Resanovich serves as a director of Advance Publishers, L.C., SPD Technologies, Inc., and Lancaster Composites, Inc. and has served as a director of more than ten companies including IMCO Recycling, a company traded on the New York Stock Exchange from 1986 through 1995. Mr. Resanovich received a B.A. from Gettysburg College in 1952 and an M.B.A. from the University of Pennsylvania in 1956.

Thomas A. Nicolette has been President, Chief Executive Officer, and a director of Sentry Technology Corporation since January 1997 and of Knogo North America, Inc. since its inception in August 1994. Prior thereto, Mr. Nicolette served in various capacities at Knogo Corporation where he was Chief Executive Officer from May 1994 to December 1994; President and Chief Operating Officer from 1990 to May 1994; President of the North America Division from 1989 to 1990; Vice President from 1986 to 1990; and a Director from 1987 to December 1994. Mr. Nicolette is Vice Chairman of the Board of Trustees of WLIW, the Long Island-based affiliate of the Public Broadcasting System. Mr. Nicolette received a B.S. in Criminal Justice and a B.A. in Management from Michigan State University in 1972.

Saul Pozensky joined the Company in November 1991 as a sales representative and became Vice President of Sales in 1992. He was elected to serve as a Director in early 1995 and served as the Company's President and Chief Executive Officer from April 1995 to August 1998. From 1988 to June 1991, he was a principal of CMAC, a sales and finance business. From January 1986 to 1988, Mr. Pozensky served as Executive Vice President of E.A.S. Technologies, a development stage company. From 1973 to 1985, Mr. Pozensky was a National Account Manager at Sensormatic. Mr. Pozensky received a B.A. in Criminology from Florida State University in 1970.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company's directors, its executive and certain other officers, and any persons holding ten percent or more of the Company's common stock must report on their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. The Company does not believe any Section 16(a) reports were filed or were required to be filed.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation for services rendered in all capacities to the Company and its subsidiary for each of the years ended December 31, 1998 and 1997 by the Company's President and Chief Executive Officer. There were no other executive officers or other persons whose total compensation exceeded $100,000 during the years ended December 31, 1998 and 1997.




                                                                                  LONG-TERM
                                             ANNUAL COMPENSATION             COMPENSATION AWARDS
                                             -------------------             -------------------
NAME/                                                                     RESTRICTED      OPTIONS/        ALL OTHER
PRINCIPAL POSITION            YEAR      SALARY       BONUS      OTHER        STOCK          SARS        COMPENSATION
------------------            ----      ------       -----      -----        -----          ----        ------------

Ronald L. Meggison, Jr.
President & CEO               1998      $74,607        0         $25         $500             0               0
                              1997      67,103         0         19         15,750            0               0

Saul Pozensky
Former President & CEO        1998      48,903         0         104          500             0               0
                              1997      74,079         0         87          3,500            0               0


Directors of the Company receive 1,000 shares of common stock per year for acting in such capacities. In addition, Directors receive 1,000 shares of common stock for each Board of Directors meeting attended, however, no Director shall receive more than 5,000 shares of common stock in any one year period. For each of the years ended December 31, 1998 and 1997, 25,000 shares of the Company's common stock was granted pursuant to the Company's Board of Director's Compensation policy. Effective January 1, 1998, in addition to the Board of Director's stock based compensation described above, non-management Directors receive $10,000 annually payable quarterly in arrears.

The Company does not currently have employment agreements with any of the Company's executive officers or any other members of management.

There were no performance options granted by the Company during the years ended December 31, 1998 and 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the common stock of the Company beneficially owned as of December 31, 1998 by each director, each executive officer, and each beneficial owner owning more than five percent (5%) of the outstanding shares of common stock of the Company, and by all directors and executive officers as a group. The table does not include any stock which may be acquired by the following beneficial owners within 60 days of the date hereof through the exercise of options or SARS, if any. Unless otherwise indicated, the address of each such beneficial owner is 484 Southwest 12th Avenue, Deerfield Beach, Florida, 33442.



                                                                             PERCENT
                                                             AMOUNT OF         OF
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIAL      COMMON
------------------------------------                         OWNERSHIP (1)     STOCK
                                                            -------------     -----

Ronald L.Meggison, Jr .............                         50,000            3.0%
Edward A. Mulhare .................             (2)        285,794           17.0%
Thomas A. Nicolette ...............             (3)         33,511            2.0%
Saul Pozensky .....................             (4)        165,269            9.9%
Milan Resanovich ..................             (5)         40,983            2.4%
Richard J. Spagna .................             (6)        139,794            8.3%
                                                           -------            ----

All directors and executive officers
   as a group ......................                       715,351           42.7%
                                                           =======           =====

Maurice Shahrabani                                          98,926            5.9%
                                                           =======           =====


     (1) Does not include any shares of common stock issuable upon the exercise of any of the Company's outstanding warrants.

     (2) Does not include (i) warrants to purchase 38,410 shares of common stock at an exercise price of $1.92 per share expiring in June 1999,
           (ii) warrants to purchase 63,851 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities of which 55,555 expire in July 2000 and 8,296 expire in October 2001, or (iii) warrants to purchase 10,504 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in December 2001.

     (3) Includes 8,000 shares of common stock held in trust for the benefit of Kara N. Nicolette (4,000 shares) and Alexa J. Nicolette (4,000 shares), each of whom are Mr. Nicolette's daughters, in which Mr. Nicolette disclaims any beneficial ownership. Does not include (i) warrants to purchase 7,756 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in October 2001, or (ii) warrants to purchase 4,000 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in October 2001, which consists of 2,000 warrants held in trust for the benefit of Kara N. Nicolette and 2,000 warrants held in trust for the benefit of Alexa J. Nicolette, each of whom are daughters of Mr. Nicolette, in which Mr. Nicolette disclaims any beneficial ownership, or (iii) warrants to purchase 30,000 shares of common stock at an exercise price of $2.40 per share expiring in June 2002.

     (4) Does not include (i) warrants to purchase 6,525 shares of common stock at an exercise price of $1.92 per share expiring in June 1999, or (ii) warrants to purchase 16,889 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in July 2000.

     (5) Does not include (i) warrants to purchase 78,305 shares of common stock at an exercise price of $1.92 per share expiring in June 1999, or (ii) warrants to purchase 9,859 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in October 2001, or (iii) warrants to purchase 25,000 shares of common stock at an exercise price of $2.40 per share expiring in January 2001. Mr. Resanovich also holds an 8% mandatory convertible promissory note in the original principal amount of $53,000. This note is convertible at the rate of one share of common stock for each $3.49 of outstanding principal and accrued interest upon the occurrence of an initial public offering.

     (6) Does not include warrants to purchase 16,889 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in July 2000.



AGREEMENT AND PLAN OF MERGER

On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Ensec International, Inc. ("Ensec") which, upon completion of the merger, will result in the Company and Ensec becoming wholly owned subsidiaries of a newly formed holding company, Sensec International, Inc. ("Sensec"). Under the terms of the agreement, the Company's stockholders will receive approximately 40% of the outstanding common shares of Sensec, and the Ensec stockholders will receive approximately 60% of the outstanding common shares of Sensec. Completion of the merger is subject to the approval of the boards of directors and stockholders of both the Company and Ensec. Ensec is a systems integrator and services provider in commercial and industrial integrated security systems, video remote surveillance, and data information security systems and is listed on the OTC Bulletin Board under the symbol "ENSC".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the fourth quarter of 1996 and the first and second quarters of 1997, the Company sold an aggregate of 343,894 units, each unit consisting of one share of common stock and one common stock purchase warrant, in a private placement. The Company's Chairman, Edward A. Mulhare, purchased 10,504 units in this private placement.

In the second quarter of 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer, Thomas A. Nicolette, is a director of the Company. The Agreement, as amended, provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. As of December 31, 1998, the Company paid $187,000 of the non-recurring engineering costs of which approximately $117,000 was paid during 1997. The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $375,000 by February 1999; $750,000 by January 2000; and $1,125,000 by January 2001.

In the third quarter of 1997, warrants to purchase 12,500 shares of common stock at an exercise price of $2.40 per share expiring June 2000 were issued to Milan Resanovich, the Vice Chairman of the Board of Directors, in exchange for extending the maturity date to December 31, 1998 on both the 8% mandatory convertible promissory note in the amount of $53,000 and the 6% senior note in the amount of $150,000 both of which are due to Messr. Resanovich. Additionally, $4,325 of accrued interest on the 8% mandatory convertible promissory note due to Messr. Resanovich was converted to 1,802 shares of the Company's common stock.

In the third quarter of 1997, warrants to purchase 30,000 shares of common stock at an exercise price of $2.40 per share expiring June 25, 2002 were issued to Thomas A. Nicolette, a director of the Company, as an incentive for Messr. Nicolette to serve on the Board of Directors of the Company.

In the fourth quarter of 1997, 45,000 shares of the Company's common stock was granted for additional compensation to Ronald L. Meggison, Jr., the Company's President and Chief Executive Officer.

In the first quarter of 1998, in exchange for extending the maturity date to January 2001 on both the 8% mandatory convertible promissory note in the amount of $53,000 and the 6% senior note in the amount of $150,000 both of which are due to Messr. Resanovich, the Vice Chairman of the Board of Directors, the Company (i) issued to Messr. Resanovich warrants to purchase 12,500 shares of common stock at an exercise price of $2.40 per share expiring January 2001 and
(ii) amended the warrants to purchase 12,500 shares of common stock at an exercise price of $2.40 per share expiring June 2000 issued to Messr. Resanovich in the second quarter of 1997, to expire January 2001.

In the second quarter of 1998, $2,138 of accrued interest on the 8% mandatory convertible promissory note due to Messr. Resanovich, the Vice Chairman of the Board of Directors, was converted to 891 shares of the Company's common stock.

In the second quarter of 1998, 5,000 shares of the Company's common stock was granted for additional compensation to Ronald L. Meggison, Jr., the Company's President and Chief Executive Officer.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)   Financial statements

           See Item 7.

     (B)   Reports on Form 8-K

           On November 9, 1998, the Company filed a Form 8-K, Item 1, covering a potential change in control of the Company-Agreement and Plan of Merger Among Ensec International Inc., SenTech EAS Corporation, et al.

     (C)   Exhibits

           2.1 Agreement and Plan of Merger Among Ensec International Inc., SenTech EAS Corporation, et al. dated October 28, 1998. (ii)

           3.1     Articles of Incorporation. (i)

           3.2     Articles of Amendment. (i)

           3.3     Bylaws. (i)

           10.1 Agreement by and between SenTech EAS Corporation and Knogo North America Inc. dated June 1, 1997. (iii)

           22      Registrant's Subsidiaries. (i)

           27      Financial Data Schedule (i)

                   (I)    Filed herewith

                   (II) Incorporated by reference to Registrant's Form 8-K filed on November 9, 1998.

                   (III) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997 filed March 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, on February 15, 1999.

                                     SENTECH EAS CORPORATION

                                     By: /s/ RONALD L. MEGGISON, JR.

                                     Ronald L. Meggison, Jr.
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 15, 1999.


SIGNATURE                           TITLE
---------                           -----


/s/ RONALD L. MEGGISON, JR.
---------------------------
     Ronald L. Meggison, Jr.        President and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

/s/ RICHARD J. SPAGNA
---------------------------
     Richard J. Spagna              Vice President Operations and Director


/s/ EDWARD A. MULHARE
---------------------------
     Edward A. Mulhare              Chairman of the Board of Directors


/s/ MILAN RESANOVICH
---------------------------
     Milan Resanovich               Director


/s/ THOMAS A. NICOLETTE
---------------------------
     Thomas A. Nicolette            Director


/s/ SAUL POZENSKY
---------------------------
     Saul Pozensky                  Director