Form 10QSB
period 1999-03-31
SENTECH EAS CORP /FL
filed 1999-05-14
CIK 829288

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB


( X ) QUARTERLY REPORT                                     ( ) TRANSITION REPORT


                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1999    Commission File No. 33-20015-NY

                                  -----------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes X      No
                                              ---       ---

As of April 30, 1999, there were 1,677,219 shares of the common stock outstanding.


--------------------------------------------------------------------------------

                             SENTECH EAS CORPORATION

                                      INDEX

                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 1999




PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets                                      2

              Consolidated Statements of Operations                            3

              Consolidated Statement of Shareholders' Equity                   4

              Consolidated Statements of Cash Flows                            5

              Notes to Consolidated Financial Statements                     6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-10




PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                               10

     Item 5.  Other Information                                               10

     Item 6.  Exhibits and Reports on Form 8-K                                11

     Signatures                                                               11

                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS





                                                                 MARCH 31,
                                                                   1999         DECEMBER 31,
                                                                (UNAUDITED)         1998
                                                               -------------   -------------
ASSETS
----------------------------------------------------------

Current assets
     Cash and cash equivalents                                  $   240,787    $   305,307
     Accounts receivable, net of allowances of $5,000               149,266        110,576
     Inventories                                                    467,436        478,886
     Other current assets                                            65,639         54,847
                                                                -----------    -----------
        Total current assets                                        923,128        949,616
Property and equipment, net                                          29,716         33,450
Other assets                                                        160,857        161,570
                                                                -----------    -----------

                                                                $ 1,113,701    $ 1,144,636
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------

Current liabilities
     Accounts payable                                           $   137,905    $   110,090
     Accrued liabilities                                             47,692         55,814
                                                                -----------    -----------
         Total current liabilities                                  185,597        165,904
                                                                -----------    -----------
Long-term debt                                                      203,000        203,000
                                                                -----------    -----------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333
        authorized; 1,677,219 issued and outstanding                    403            403
     Additional capital                                           2,463,182      2,463,182


     Accumulated deficit                                         (1,738,481)    (1,687,853)
                                                                -----------    -----------
         Total shareholders' equity                                 725,104        775,732
                                                                -----------    -----------

                                                                $ 1,113,701    $ 1,144,636
                                                                ===========    ===========


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED MARCH 31,

                                                          1999           1998
                                                       ---------      ---------
----------------------------------------------------------

Revenues                                               $ 288,692      $ 685,862
Cost of revenues                                        (180,198)      (464,742)
                                                       ---------      ---------
Gross profit                                             108,494        221,120
Selling, general, and administrative expenses           (158,076)      (245,160)
                                                       ---------      ---------
Operating loss                                           (49,582)       (24,040)
Interest expense                                          (1,046)        (1,263)
Interest income                                                _          2,290
                                                       ---------      ---------
Net loss                                               $ (50,628)     $ (23,013)
                                                       =========      =========
Net loss per share                                     $   (0.03)     $   (0.01)
                                                       =========      =========





--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY






                                       COMMON STOCK
                                   ---------------------      ADDITIONAL      ACCUMULATED
                                   SHARES        AMOUNT        CAPITAL         DEFICIT         TOTAL
                                 ---------    -----------    -----------     -----------     ----------

BALANCE AT DECEMBER 31, 1998     1,677,219    $       403    $ 2,463,182     $(1,687,853)    $  775,732

Net loss                                                                         (50,628)       (50,628)


BALANCE AT MARCH 31, 1999
(UNAUDITED)                      1,677,219    $       403    $ 2,463,182     $(1,738,481)    $  725,104

                               ===========    ===========    ===========     ===========     ==========







SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                              THREE MONTHS ENDED
                                                                   MARCH 31,

                                                               1999          1998
----------------------------------------------------------   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                  $ (50,628)   $ (23,013)
   Adjustments to reconcile net loss to net cash
   used in operating activities:

       Depreciation and amortization                             4,447        5,184
       Net changes in operating assets and liabilities:
               Accounts receivable                             (38,690)       1,136
               Inventories                                      11,450     (111,313)
               Other current assets                            (10,792)      13,582
               Other assets                                          _          350
               Accounts payable                                 27,815      (53,324)
               Accrued liabilities                              (8,122)      (2,502)
                                                             ---------    ---------
       Net cash used in operating activities                   (64,520)    (169,900)
                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                          _       (1,383)

                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments on note payable to bank                              _      (16,657)
                                                             ---------    ---------
          Net cash used in financing activities                      _      (16,657)
                                                             ---------    ---------
       Net decrease in cash and cash equivalents               (64,520)    (187,940)
       Cash and cash equivalents at beginning of year          305,307      475,263
                                                             ---------    ---------
       Cash and cash equivalents at end of year              $ 240,787    $ 287,323
                                                             =========    =========





----------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and March 31, 1998, (b) the financial position at March 31, 1999, and (c) the cash flows for the three month periods ended March 31, 1999 and March 31, 1998. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


2.   INVENTORIES

     INVENTORIES CONSISTED OF THE FOLLOWING:

                                      MARCH 31,
                                         1999                   DECEMBER 31,
                                     (UNAUDITED)                    1998
                                ----------------------      --------------------

     RAW MATERIALS                    $ 205,289                   $ 249,129
     FINISHED GOODS                     262,147                    229,757
                                ----------------------      --------------------
                                      $ 467,436                   $ 478,886
                                ======================      ====================

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,677,219 and 1,640,427 at March 31, 1999 and 1998, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at March 31, 1999 and 1998.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers" Disclosures About Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises only the employers' disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of such plans. Since the Compan does not have such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 132.

5.   COMMITMENTS AND CONTINGENCIES

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

     PURCHASE AND MANUFACTURING AGREEMENT

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement, as amended, provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of March 31, 1999, $183,000 of non-recurring engineering costs were capitalized, net of $4,000 of accumulated amortization, of which $31,000 and $152,000 are included in other current assets and other assets, respectively. For the three months ended March 31, 1999 and 1998, there was approximately $700 and $0 of amortized non-recurring engineering costs included in cost of revenues. The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $375,000 by February 1999; $750,000 by January 2000; and $1,125,000 by
     January 2001.

     YEAR 2000 ISSUE

     Computer programs used by businesses worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the dates "00" and "01" as the years 1900 and 1901 rather than the years 2000 and 2001. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculations misinterpreting the year 2000 date. The Company is currently evaluating its financial and operational systems to determine the impact the year 2000 issue will have on its operations. The Company also plans to communicate with its significant suppliers, dealers, financial institutions, and others with which it conducts business to determine the extent the Company may be impacted by third parties' failure to address the year 2000 issue. Although the Company plans to be year 2000 compliant prior to December 31, 1999 and expects no material impact to the Company operations, there can be no assurance that the failure of the Company or such third parties to successfully address their respective year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows, and result of operations.


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

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

     FIRST QUARTER 1999 AS COMPARED TO THE FIRST QUARTER 1998

     REVENUES

     Revenues were approximately $289,000 for the first quarter 1999, a decrease of $397,000 or 58% from revenues of $686,000 for the first quarter 1998. The decrease in revenues for the first quarter 1999 was primarily attributed to sales from a new customer which generated 53% of the Company's total revenues for the first quarter 1998. At March 31, 1999, the Company ended the quarter with nearly $94,000 in backlog compared to $159,000 in backlog at March 31, 1998.

     GROSS PROFIT

     Gross profit was approximately $108,000 for the first quarter 1999, a decrease of $113,000 or 51% from gross profit of $221,000 for the first quarter 1998 primarily as a result of the decrease in revenues. Gross profit margin was 37.6% for the first quarter 1999, an increase from 32.2% for the first quarter 1998. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain constant as the Company's customer base expands.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expenses were approximately $158,000 for the first quarter 1999, a decrease of $87,000 or 36% from selling, general, and administrative expenses of $245,000 for the first quarter 1998. Operating expenses decreased significantly during the first quarter 1999 resulting from the cost restructure and downsizing during the third quarter of 1998. Overall, compensation expense decreased over $23,000 and professional fees decreased over $25,000.

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense was approximately $1,100 for the first quarter 1999, a decrease of $200 or 15% from interest expense of $1,300 for the first quarter 1998 primarily due to the payment in full of the Company's 7.5% note payable to bank in March 1998. Interest income for the first quarter 1998 primarily represents interest earned on cash balances in excess of operating requirements.

     NET LOSS AND NET LOSS PER SHARE

     Net loss was approximately $(51,000) for the first quarter 1999, an increase of $(28,000) or 122% from the net loss of $(23,000) for the first quarter 1998 primarily as a result of a decrease of approximately $113,000 in gross profit offset by a decrease in operating costs of nearly $85,000.

     Net loss per share was $(0.03) at March 31, 1999, an increase of $(0.02) per share or 200% from the net loss per share of $(0.01) at March 31, 1998 resulting from the $28,000 decrease in net loss and an increase of 36,792 weighted average number of common shares from 1,640,427 during the first quarter 1998 to 1,677,219 during the first quarter 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's accumulated deficit was approximately $(1,738,000) and $(1,725,000) at March 31, 1999 and 1998, respectively. Working capital decreased approximately $41,000 from $779,000 at March 31, 1998 to $738,000 at March 31, 1999.

     Net cash used in operating activities was approximately $(65,000) during the first quarter 1999, a decrease of $105,000 from $(170,000) during the first quarter 1998.

     The Company believes the expected results of operations in 1999 will be sufficient to fund current business operations and anticipated growth. However, the Company believes it may need to raise additional capital through debt or equity financing to fund its anticipated growth beyond 1999. There is no assurance that such additional financing will be available when needed or available with terms acceptable to the Company.

     SEASONALITY

     The Company's revenues are substantially dependent on its customers' seasonal retail sales. Historically, the Company has experienced higher sales volume in the third and fourth quarters of each year.


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In October 1996, the Company was named as a defendant in a lawsuit filed in New Jersey Superior Court whereby the plaintiff is seeking damages with respect to certain alleged invoices totaling approximately $20,000. A motion to amend the pleadings was filed and granted to assert counterclaims and third party claims against the plaintiff and its officers for, among other things, false designation of origin under the federal Lanham Act, violations of statutory and common law unfair competition, trademark and trade dress infringement, and breach of contract all of which may result in damages exceeding $1,000,000. The Company's counterclaim and third party claims arose from an alleged intentional breach of a requirements type contract in which the plaintiff was authorized to manufacture for the Company certain equipment for sale to third parties. Although the Company has recorded in accrued liabilities a provision of approximately $20,000 for any liability which may result from the plaintif s claims, the Company plans to continue to vigorously defend against the plaintiff's alleged claims and to pursue its counterclaims and third party claims against the plaintiff. While there is no assurance as to the outcome of this legal action, management and legal counsel for the Company believe the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There were no exhibits or reports on Form 8-K filed during the three month period ended March 31, 1999.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, on April 30, 1999.


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