Form 10QSB
period 1999-06-30
SENTECH EAS CORP /FL
filed 1999-08-20
CIK 829288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


                  ( X ) QUARTERLY REPORT ( ) TRANSITION REPORT


                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1999    Commission File No. 33-20015-NY
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

As of July 31, 1999, there were 1,677,219 shares of the common stock outstanding.



--------------------------------------------------------------------------------

                             SENTECH EAS CORPORATION

                                      INDEX

                                   FORM 10-QSB

                         SIX MONTHS ENDED JUNE 30, 1999




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



                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS





                                                                      JUNE 30,
                                                                        1999        DECEMBER 31,
                                                                    (UNAUDITED)         1998
                                                                 ---------------  ---------------
Assets
-----------------------------------------------------------------
Current assets
     Cash and cash equivalents                                   $        258,254   $     305,307
     Accounts receivable, net of allowances of $5,000                     145,291         110,576
     Inventories                                                          426,360         478,886
     Other current assets                                                  70,930          54,847
                                                                 ---------------- ---------------
        Total current assets                                              900,835         949,616
Property and equipment, net                                                25,982          33,450
Other assets                                                              160,857         161,570
                                                                 ---------------- ---------------

                                                                 $      1,087,674 $     1,144,636
                                                                 ================ ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------

Current liabilities
     Accounts payable                                            $        110,200 $       110,090
     Accrued liabilities                                                   61,282          55,814
                                                                 ---------------- ---------------
         Total current liabilities                                        171,482         165,904
                                                                 ---------------- ---------------
Long-term debt                                                            203,000         203,000
                                                                 ---------------- ---------------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
        1,677,219 issued and outstanding                                      403             403
     Additional capital                                                 2,463,182       2,463,182
     Accumulated deficit                                              (1,750,393)     (1,687,853)
                                                                 ---------------- ---------------
         Total shareholders' equity                                       713,192         775,732
                                                                 ---------------- ---------------

                                                                    $   1,087,674 $     1,144,636
                                                                 ================ ===============


-----------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS                           SIX MONTHS
                                                                      ENDED JUNE 30,                         ENDED JUNE
30,
                                                                  1999             1998               1999                1998
-------------------------------------------------------   ---------------- -----------------  -----------------  -----------------
-----------------

Revenues                                                       $ 366,750          $ 530,818          $ 655,442        $ 1,216,681

Cost of revenues                                                (209,879)          (332,095)          (390,077)          (796,836)
                                                               ---------          ---------          ---------         -----------
Gross profit                                                     156,871            198,723            265,365            419,845
Selling, general, and administrative                            (167,726)          (230,746)          (325,802)          (475,908)
expenses
                                                               ---------          ---------          ---------          -----------
Operating loss                                                   (10,855)           (32,023)           (60,437)           (56,063)
Interest expense                                                  (1,057)            (1,057)            (2,103)            (2,320)
Interest income                                                     --                1,009               --                3,299
                                                               ---------          ---------          ---------          -----------
Net loss                                                       $ (11,912)         $ (32,071)         $ (62,540)         $  (55,084)
                                                               =========          =========          =========          ==========

Net loss per share                                             $   (0.01)         $   (0.02)         $   (0.04)         $   (0.03)
                                                               =========          =========          =========         ===========



------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY








                                                        COMMON STOCK
                                               ------------------------------      ADDITIONAL        ACCUMULATED
                                                  SHARES            AMOUNT          CAPITAL            DEFICIT
    TOTAL
                                               -------------    -------------- -----------------  ------------------  --------------

BALANCE AT DECEMBER 31, 1998                       1,667,219        $    403       $ 2,463,182      $ (1,687,853)     $   775,732

Net loss                                                                                                 (62,540)         (62,540)

                                               -------------    -------------- ----------------   ------------------  --------------
BALANCE AT JUNE 30, 1999
(UNAUDITED)                                        1,677,219        $    403       $ 2,463,182      $ (1,750,393)     $   713,192
                                               =============    ============== ================= ==================  ==============



-------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    1999                 1998
----------------------------------------------------------------------------    -----------          ------------

Cash flows from operating activities:
   Net loss                                                                       $ (62,540)           $ (55,084)
   Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                                  8,181               10,368
       Debt interest converted to common stock                                         --                  2,138
       Stock issued in lieu of payment for professional services                       --                 14,000
       Stock based compensation                                                        --                 10,500
       Net changes in operating assets and liabilities:
               Accounts receivable                                                  (34,715)              47,481
               Inventories                                                           52,526               (4,908)
               Other current assets                                                 (16,083)              20,434
               Other assets                                                            --                (34,752)
               Accounts payable                                                         110             (255,994)
               Accrued liabilities                                                    5,468               38,021
                                                                                  ---------            ---------
       Net cash used in operating activities                                        (47,053)            (207,796)
                                                                                  ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                --                 (1,383)
                                                                                  ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to bank                                                   --                (16,657)
                                                                                  ---------            ---------
         Net cash used in financing activities                                         --                (16,657)
                                                                                  ---------            ---------
Net decrease in cash and cash equivalents                                           (47,053)
(225,836)
Cash and cash equivalents at beginning of year                                      305,307
475,263
                                                                                  ---------            ---------
Cash and cash equivalents at end of quarter                                       $ 258,254            $
249,427
                                                                                  =========            =========




----------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for each of the three and six months ended June 30, 1999 and June 30, 1998, (b) the financial position at June 30, 1999, and (c) the cash flows for the six months ended June 30, 1999 and June 30, 1998. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10- QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


2.   INVENTORIES

     INVENTORIES CONSISTED OF THE FOLLOWING:

                                    JUNE 30,
                                      1999                    DECEMBER 31,
                                  (UNAUDITED)                    1998
                             ----------------------      ---------------------

     RAW MATERIALS                 $ 192,064                   $ 249,129
     FINISHED GOODS                  234,296                    229,757
                             ----------------------      ---------------------
                                   $ 426,360                   $ 478,886
                             ======================      =====================

     INVENTORIES ARE STATED AT THE LOWER OF COST OR MARKET. COST IS
DETERMINED
     USING THE FIRST-IN, FIRST-OUT METHOD.

3.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,677,219 and 1,651,839 for the three months ended June 30, 1999 and 1998, respectively; and 1,677,219 and 1,646,165 for the six months ended June 30, 1999 and 1998, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at June 30, 1999 and 1998.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share (OEPSO) under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosure of the Company's capital structure. There was no material impact to the Company's EPS calculation of financial statement presentation and disclosure due to the adoption of SFAS No. 128 and SFAS No. 129.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers" Disclosures About Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106O which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises only the employers disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of such plans. Since the Company does not have such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 132.

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

     PURCHASE AND MANUFACTURING AGREEMENT

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement, as amended, provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of June 30, 1999, $183,000 of non-recurring engineering costs were capitalized, net of $4,000 of accumulated amortization, of which $31,000 and $152,000 are included in other current assets and other assets, respectively. For the three months ended June 30, 1999 and 1998, there were no amortized non-recurring engineering costs included in cost of revenues. The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $375,000 by February 1999; $750,000 by January 2000; and $1,125,000 by January 2001.

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

     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE
MONTHS
     AND SIX MONTHS ENDED JUNE 30, 1998

     REVENUES

     Revenues were approximately $367,000 for the second quarter 1999, a decrease of $164,000 or 31% from revenues of $531,000 for the second quarter 1998. Revenues of approximately $655,000 for the six months ended June 30, 1999 decreased $562,000 or 46% from revenues of approximately $1,217,000 for the six months ended June 30, 1998. The decrease in revenues during 1999 was primarily attributed to the loss of sales from a new customer which generated 10% and 34% of the Company's total revenues for the three and six months ended June 30, 1998, respectively. There is no assurance of future sales from the new customer. At June 30, 1999, the Company ended the quarter with nearly $181,000 in backlog compared to nearly $30,000 in backlog at June 30, 1998.

     GROSS PROFIT

     Gross profit was approximately $157,000 for the second quarter 1999, a decrease of $42,000 or 21% from gross profit of $199,000 for the second quarter 1998. Gross profit of approximately $265,000 for the six months ended June 30, 1999 decreased $155,000 or 37% from gross profit of approximately $420,000 for the six months ended June 30, 1998. The decrease in gross profit during 1999 was primarily a result of the decrease in revenues. Gross profit margins increased during 1999 approximating 43% and 37% for the second quarter 1999 and 1998, respectively, and 41% and 35% for the six months ended June 30, 1999 and 1998, respectively. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain consistent as the Company's customer base expands.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expenses were approximately $168,000 for the second quarter 1999, a decrease of $63,000 or 27% from selling, general, and administrative expenses of approximately $231,000 for the second quarter 1998. Selling, general, and administrative expenses of approximately $326,000 for the six months ended June 30, 1999 decreased $150,000 or 32% from approximately $476,000 for the six months ended June 30, 1998. Operating expenses decreased significantly during 1999 resulting from the cost restructuring and downsizing during the second half of 1998. Overall, compensation expense decreased nearly $49,000 and professional fees decreased nearly $65,000 for the six months ended June 30, 1999.

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense primarily represents interest accrued on the $53,000 of 8% mandatory convertible notes due to a director of the Company. During March 1998, the Company paid in full the 7.5% note payable to bank. Interest income primarily represents interest earned on cash balances in excess of operating requirements.

     NET LOSS AND NET LOSS PER SHARE

     Net loss was approximately $(12,000) for the second quarter 1999, a decrease of $20,000 or 63% from the net loss of $(32,000) for the second quarter 1998 primarily as a result of a decrease of approximately $63,000 in operating costs offset by a decrease in gross profit of nearly $42,000.

     Net loss was approximately $(62,000) for the six months ended June 30, 1999, an increase of $7,000 or 13% from the net loss of $(55,000) for the six months ended June 30, 1998 primarily as a result of a decrease of approximately $155,000 in gross profit offset by a decrease in operating costs of over $150,000.

     Net loss per share was $(0.01) for the second quarter 1999, a decrease of $0.01 per share or 50% from the net loss per share of $(0.02) for the second quarter 1998 resulting from the $20,000 decrease in net loss and an increase of 25,380 weighted average number of common shares from 1,651,839 during the second quarter 1998 to 1,677,219 during the second quarter 1999.

     Net loss per share was $(0.04) for the six months ended June 30, 1999, an increase of $0.01 per share or 33% from the net loss per share of $(0.03) for the six months June 30, 1998 resulting from the $7,000 increase in net loss and an increase of 31,054 weighted average number of common shares from 1,646,165 during the six months ended June 30, 1998 to 1,677,219 during the six months ended June 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's accumulated deficit was approximately $(1,750,000) and $(1,688,000) at June 30, 1999 and December 31, 1997, respectively. Working capital decreased approximately $55,000 from $784,000 at December 31, 1998 to $729,000 at June 30, 1999.

     Net cash used in operating activities was approximately $(47,000) during the six months ended June 30, 1999, a decrease of $161,000 from $(208,000) during the six months ended June 30, 1998.

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


ITEM 5.   OTHER INFORMATION

     MARKET FOR REGISTRANT'S COMMON STOCK

     The Company's common stock has not commenced trading but is listed on the National Association of Securities Dealers, Inc. (ONASDO) OTC Electronic Bulletin Board ("Bulletin Board") under the symbol OSETEO. There have been no quotes on the Company's common stock since its listing on the Bulletin Board.

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

     EMPLOYMENT OF NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

     On August 2, 1999, the Board of Directors employed Jeffrey A. Wiebell to serve as the Company's new President and Chief Executive Officer.

     Concurrent with the employment of the new President and Chief Executive Officer, the Company's former President, Chief Executive Officer, and Chief Financial Officer, Ronald L. Meggison, Jr., is no longer employed by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no exhibits or reports on Form 8-K filed during the six month period ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        SENTECH EAS CORPORATION

                                        By: /s/ JEFFREY A. WIEBELL
                                        ------------------------------------
                                        Jeffrey A. Wiebell
                                        President and Chief Executive Officer

                                        Date:  August 18, 1999