Form 10QSB
period 1999-09-30
SENTECH EAS CORP /FL
filed 1999-11-15
CIK 829288

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


For the Quarterly Period Ended September 30, 1999_____________________________

Commission File No. 33-20015-NY
                    -----------



                             SENTECH EAS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         FLORIDA                                       65-0734041
-------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

     484 Southwest 12th Avenue
     Deerfield Beach, Florida                          33442-3108
----------------------------------------               -----------
(Address of principal executive offices)               (Zip Code)


         Registrant's telephone number including area code: 954-426-2965
                                                            ------------


               Former name, former address and former fiscal year,
                       if changed since last report:
               ---------------------------------------------------
                                      Same



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ----

As of November 12, 1999, there were 1,677,219 shares of the common stock outstanding.

--------------------------------------------------------------------------------

                             SENTECH EAS CORPORATION

                                      INDEX

                                   FORM 10-QSB

                      NINE MONTHS ENDED SEPTEMBER 30, 1999




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

                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                             September 30,
                                                                 1999        December 31,
                                                             (Unaudited)         1998
                                                            -------------------------------
Assets
-------------------------------------------------------------------------------------------

Current assets
     Cash and cash equivalents                                  $   199,171    $   305,307
     Accounts receivable, net of allowances of $5,000               120,247        110,576
     Inventories                                                    424,663        478,886
     Other current assets                                            56,194         54,847
                                                                -----------    -----------
        Total current assets                                        800,275        949,616
Property and equipment, net                                          22,248         33,450
Other assets                                                        160,857        161,570
                                                                -----------    -----------

                                                                $   983,380    $ 1,144,636
                                                                ===========    ===========

Liabilities and Shareholders' Equity
                                                                               -----------

Current liabilities
     Accounts payable                                           $   109,088    $   110,090
     Accrued liabilities                                             53,976         55,814
                                                                -----------    -----------
         Total current liabilities                                  163,064        165,904
                                                                -----------    -----------
Long-term debt                                                      203,000        203,000
                                                                -----------    -----------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
        1,677,219 issued and outstanding                                403            403
     Additional capital                                           2,463,182      2,463,182
     Accumulated deficit                                         (1,846,269)    (1,687,853)
                                                                -----------    -----------
         Total shareholders' equity                                 617,316        775,732
                                                                -----------    -----------

                                                                $   983,380    $ 1,144,636
                                                                ===========    ===========


-------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          Three Months                  Nine Months
                                                       Ended September 30,          Ended September 30,
                                                      1999           1998          1999          1998
----------------------------------------------- ----------------- -----------  -------------  ----------

Revenues                                        $   317,145    $   407,467    $   972,587    $ 1,624,147
Cost of revenues                                   (202,557)      (220,080)      (592,634)    (1,016,916)
                                                -----------    -----------    -----------    -----------
                                                                                             -----------
Gross profit                                        114,588        187,387        379,953        607,231
Selling, general, and administrative expenses      (209,407)      (213,175)      (535,209)      (689,082)
                                                -----------    -----------    -----------    -----------
Operating loss                                      (94,819)       (25,788)      (155,256)       (81,851)
Interest expense                                     (1,057)        (1,069)        (3,160)        (3,389)
Interest income                                        --            4,263           --            7,562
                                                -----------    -----------    -----------    -----------
Net loss                                        $   (95,876)   $   (22,594)   $  (158,416)   $   (77,678)
                                                ===========    ===========    ===========    ===========
Net loss per share                              $     (0.06)   $     (0.02)   $     (0.10)   $     (0.05)
                                                ===========    ===========    ===========    ===========


-------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                        Common Stock             Additional         Accumulated
                                                ------------------------------
                                                   Shares          Amount          capital            deficit            Total
                                                -------------   -------------- ----------------- ------------------- ---------------

Balance at December 31, 1998                     1,667,219         $ 403         $ 2,463,182        $(1,687,853)       $ 775,732


Net loss                                                                                               (158,416)        (158,416)


                                                =============   ============== ================= =================== ===============
Balance at September 30, 1999 (Unaudited)
                                                 1,677,219         $ 403         $ 2,463,182        $(1,846,269)       $ 617,316
                                               =============   ============== ================= =================== ===============


----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  Nine months ended September 30,
                                                                      1999            1998
------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                          $(158,416)   $ (77,678)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                    11,915       15,552
       Debt interest converted to common stock                            --          2,138
       Stock issued in lieu of payment for professional services          --         14,000
       Stock based compensation                                           --         10,500
       Net changes in operating assets and liabilities:
               Accounts receivable                                      (9,671)      66,829
               Inventories                                              54,223       66,968
               Other current assets                                     (1,347)     (19,774)
               Other assets                                               --        (31,050)
               Accounts payable                                         (1,002)    (264,656)
               Accrued liabilities                                      (1,838)      35,234
                                                                     ---------    ---------
       Net cash used in operating activities                          (106,136)    (181,937)
                                                                     ---------    ---------
Cash flows from investing activities:
   Capital expenditures                                                   --         (1,383)
                                                                     ---------    ---------
Cash flows from financing activities:
    Payments on note payable to bank                                      --        (16,657)
                                                                     ---------    ---------
         Net cash used in financing activities                            --        (16,657)
                                                                     ---------    ---------
Net decrease in cash and cash equivalents                             (106,136)    (199,977)
Cash and cash equivalents at beginning of year                         305,307      475,263
                                                                     ---------    ---------
Cash and cash equivalents at end of quarter                          $ 199,171    $ 275,286
                                                                     =========    =========


-------------------------------------------------------------
See accompanying notes to consolidated financial statements.

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

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for each of the three and nine months ended September 30, 1999 and September 30, 1998, (b) the financial position at September 30, 1999, and (c) the cash flows for the nine months ended September 30, 1999 and September 30, 1998. Interim results are not necessarily indicative of results for a full year.

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

2. INVENTORIES

     Inventories consisted of the following:

                                         September 30,
                                             1999           December 31,
                                          (Unaudited)           1998
                                        ---------------     --------------

     Raw materials                         $ 137,359          $ 249,129
     Finished goods                          287,304            229,757
                                        ---------------     --------------
                                           $ 424,663          $ 478,886
                                        ===============     ==============

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,677,219 and 1,677,201 for the three months ended September 30, 1999 and 1998, respectively; and 1,677,219 and 1,656,624 for the nine months ended September 30, 1999 and 1998, respectively. Potential common stock, when included in the computation of dilutive earningsper share, was anti-dilutive at September 30, 1999 and 1998.

4.   Recent Pronouncements in Accounting Standards

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

5.   Commitments and Contingencies

     Agreement and Plan of Merger

     On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Ensec International, Inc. ("Ensec") which, upon completion of the merger, will result in the Company and Ensec becoming wholly owned subsidiaries of a newly formed holding company, Sensec International, Inc. ("Sensec"). During September 1999, the Company and Ensec agreed to terminate the merger agreement.

     Purchase and Manufacturing Agreement

     In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose President and Chief Executive Officer is a director of the Company. The Agreement, as amended, provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering are recorded at cost and are amortized as a component of cost of revenues using the units-of-production method. As of September 30, 1999, $183,000 of non-recurring engineering costs were capitalized, net of $4,000 of accumulated amortization, of which $31,000 and $152,000 are included in other current assets and other assets, respectively. For the three and nine months ended September 30, 1999 and 1998, there were no amortized non-recurring engineering costs included in cost of revenues. The Agreement also requires the Company to purchase minimum quantities of the system each year representing an aggregate purchase commitment of $2,250,000 with annual obligations of $375,000 by February 1999; $750,000 by January 2000; and $1,125,000 by January 2001.

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

     THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES

     Revenues were approximately $317,000 for the third quarter 1999, a decrease of $90,000 or 22% from revenues of $407,000 for the third quarter 1998. Revenues of approximately $973,000 for the nine months ended September 30, 1999 decreased $652,000 or 40% from revenues of approximately $1,624,000 for the nine months ended September 30, 1998. The decrease in revenues during 1999 was primarily attributed to the reduced sales from ink tags which generated less than 1% of the Company's total revenues for the nine months ended September 30, 1999, as compared to 22% of the Company's total revenues for the nine months ended September 30, 1998. At September 30, 1999, the Company ended the quarter with nearly $51,000 in backlog compared to nearly $94,000 in backlog at September 30, 1998.

     GROSS PROFIT

     Gross profit was approximately $115,000 for the third quarter 1999, a decrease of $72,000 or 39% from gross profit of $187,000 for the third quarter 1998. Gross profit of approximately $380,000 for the nine months ended September 30, 1999 decreased $227,000 or 37% from gross profit of approximately $607,000 for the nine months ended September 30, 1998. The decrease in gross profit during 1999 was primarily a result of the decrease in revenues. Gross profit margins decreased during 1999 to 36% from 46% for the third quarter 1999 and 1998, respectively, and increased to 39% from 37% for the nine months ended September 30, 1999 and 1998, respectively. The change in gross profit for the three and nine months ended September 30, 1999 and 1998 was a result of the change in revenues and the relative sales mix of products sold. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain consistent as the Company's customer base expands.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general, and administrative expenses were approximately $209,000 for the third quarter 1999, a decrease of $4,000 or 2% from selling, general, and administrative expenses of approximately $213,000 for the third quarter 1998. Selling, general, and administrative expenses of approximately $535,000 for the nine months ended September 30, 1999 decreased $154,000 or 22% from approximately $689,000 for the nine months ended September 30, 1998. Operating expenses decreased significantly during 1999 resulting from cost restructuring and downsizing.

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense primarily represents interest accrued on the $53,000 of 8% mandatory convertible notes due to a director of the Company. During March 1998, the Company paid in full the 7.5% note payable to bank. Interest income primarily represents interest earned on cash balances in excess of operating requirements.

     NET LOSS AND NET LOSS PER SHARE

     Net loss was approximately $(96,000) for the third quarter 1999, an increase of $(73,000) or 317% from the net loss of $(23,000) for the third quarter 1998 primarily as a result of a decrease of approximately $90,000 in revenues.

     Net loss was approximately $(158,000) for the nine months ended September 30, 1999, an increase of $(80,000) or 103% from the net loss of $(78,000) for the nine months ended September 30, 1998 primarily as a result of a decrease of approximately $652,000 in revenues.

     Net loss per share was $(0.06) for the third quarter 1999, an increase of $(0.04) per share or 200% from the net loss per share of $(0.02) for the third quarter 1998 resulting from decreased revenues.

     Net loss per share was $(0.10) for the nine months ended September 30, 1999, an increase of $(0.05) per share or 100% from the net loss per share of $(0.05) for the nine months September 30, 1998 resulting from the decreased revenues.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's accumulated deficit was approximately $(1,846,000) and $(1,688,000) at September 30, 1999 and December 31, 1998, respectively. Working capital decreased approximately $147,000 from $784,000 at December 31, 1998 to $637,000 at September 30, 1999.

     Net cash used in operating activities was approximately $(106,000) during the nine months ended September 30, 1999, a decrease of $76,000 from $(182,000) during the nine months ended September 30, 1998.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In October 1996, the Company was named as a defendant in a lawsuit filed in New Jersey Superior Court whereby the plaintiff is seeking damages with respect to certain alleged invoices totaling approximately $20,000. A motion to amend the pleadings was filed and granted to assert counterclaims and third party claims against the plaintiff and its officers for, among other things, false designation of origin under the federal Lanham Act, violations of statutory and common law unfair competition, trademark and trade dress infringement, and breach of contract. The Company's counterclaim and third party claims arose from an alleged intentional breach of a requirements type contract in which the plaintiff was authorized to manufacture for the Company certain equipment for sale to third parties. The Company has recorded in accrued liabilities a provision of approximately $20,000 for any liability which may result from the plaintiff's claim. Subsequent to September 30, 1999, the Plaintiff dismissed its entire complaint against the Company.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibt 27 Financial Data Schedule.
     (b) There were no reports on Form 8-K filed during the nine month period ended September 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  SENTECH EAS CORPORATION

                                                  By: /s/ JEFFREY A. WIEBELL
                                                      ----------------------

                                                 Jeffrey A. Wiebell
                                                 President and
                                                 Chief Executive Officer

                                                 Date:   November 9, 1999