Form 10KSB
period 1999-12-31
SENTECH EAS CORP /FL
filed 2000-04-19
CIK 829288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December  31, 1999     Commission File No. 33-20015-NY

                             SENTECH EAS CORPORATION
             (Exact name of Registrant as specified in its charter)

         FLORIDA                                       65-0734041
 (State of Incorporation)               (I.R.S. Employer Identification Number)

                            484 SOUTHWEST 12TH AVENUE
                       DEERFIELD BEACH, FLORIDA 33442-3108
           (Address of principal executive offices including zip code)

         REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: 954-426-2965

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                 ON WHICH REGISTERED
-------------------                                 -------------------
Not applicable                                             None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON STOCK, $0.00024 PAR VALUE PER SHARE
                                 Title of Class

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No __

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The Registrant's revenues for the year ended December 31, 1999 was $1,438,000. The aggregate market value of Common Stock held by non-affiliates of the Registrant as of April 17, 2000 was $0.

As of April 17, 2000 there were 1,707,219 shares of the common stock outstanding.

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

SenTech EAS Corporation and its wholly owned subsidiary, SenTech EAS International, Inc., hereinafter referred to collectively as the "Company" or "SenTech", manufactures, distributes, and services electronic article surveillance ("EAS") systems and accessories worldwide. The Company's products are used, primarily, by retailers to prevent financial losses attributed to theft of merchandise. EAS equipment is composed of (i) a detachable or disposable security circuit, label or other material (often referred to as a "tag" or "target") , which is attached to or placed on the article to be protected, and is either removed upon sale of the article or, if not removed, activates a detection system if the article is transported beyond the protected area, and (ii) a detection system which is usually located in the exit path of the protected area and is activated when an article, to which a tag or target is attached, is transported beyond the protected area. EAS equipment has developed over the last 30 years in response to problems associated with theft and inventory control in the retail industry.

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

AM DETECTION SYSTEMS

Products utilizing acousto-magnetic technology are capable of covering broader areas, and have a higher ability to detect labels and tags than standard EM detection systems. However, systems utilizing acousto- magnetic technology, and the required tags, are more expensive than standard EM detection systems.

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



"X" AISLE(TM) SYSTEM

The "X" Aisle System is SenTech's newest and most powerful extended aisle Swept

RF system which was introduced during the third quarter of 1998. The "X" Aisle System consists of a set of pedestals constructed of durable lightweight injection molded plastic which contain the RF detection circuits with each pedestal measuring 60.5" tall, 18.25" wide and 4" deep. The primary color available is beige, although custom-designed colors may be offered if requested by customers. Two pedestals are capable of protecting entrances/exits up to 6 feet wide using an 8.2 MHz tag and up to 5.5 feet wide with a 1.5" adhesive label. Since the "X" Aisle System detects any tags with 8.2 or 9.5 MHz RF, which are commonly used frequencies, it is compatible with 8.2 or 9.5 MHz RF tags designed by the Company and its competitors. The "X" Aisle System also uses advanced software programmable circuit design including a Digital Signal Processor, surface mounted electronic components, self testing circuitry, and fiber optics. Its adaptive filtering circuitry is largely immune to false alarms and electrical interference. The electronics are designed for easy installation by field technicians, dealers, or end users. The Company believes the "X" Aisle System is among the most effective, wide aisle, EAS detection systems currently available. The "X" Aisle System was designed by the Company and is manufactured and assembled by an unrelated party company.

MULTITAG(TM) II SYSTEM

The MultiTag II System consists of a set of pedestals which contain RF detection circuits. Each pedestal measures 60" tall, 12" wide and 4.25" deep and is constructed of a solid all metal frame and composite components. The primary color available is black although custom-designed colors may be offered if requested by customers. The MultiTag II System is capable of protecting entrances/exits up to six feet wide. Since the MultiTag II System detects any tags with 8.2 or 9.5 MHz RF, which are commonly used frequencies, it is compatible with 8.2 or 9.5 MHz RF tags designed by the Company and its competitors. The Company believes the MultiTag II System is among the most effective EAS detection systems currently available. The Company also believes the MultiTag II System is less susceptible to false alarm sources than other EAS detection systems currently available. The MultiTag II System was designed by the Company, and its sub- assemblies are manufactured by outside sub-contractors and are assembled by employees of the Company at the Company's facilities.

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

PRODUCT DEVELOPMENT

During the fourth quarter of 1997, the Company developed and marketed the Solo System, described above, which has been well received in the marketplace. The Company believes the Solo System is among the most effective single pedestal EAS detection systems currently available.

In June 1997 (and amended December 1999), the Company entered into an agreement with an unrelated company which provides for the development and manufacture of the Company's third generation EAS system, the "X" Aisle System, and the electronic printed circuit boards for the MultiTag II System and the Defender System. The Agreement requires the Company to pay for non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology, as defined, by the Agreement.

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

INSTALLATION AND CUSTOMER SERVICE

The Company usually provides one-year warranties on all its products covering both parts and labor and offers optional extended warranties which may be purchased by customers. In July 1995, the Company entered into a service agreement effective August 1995 with a national service organization which provides for the installation and servicing of any 8.2 MHz EAS system. The national service organization has 31 service centers throughout the United States and is capable of providing service on a national level. Any EAS systems not covered by the agreement are handled by the Company's service personnel or other third party service providers. The agreement is for a one-year term and is automatically renewable for one-year periods unless terminated in writing by either party. The Company has not received any termination notices and believes its relationship with the service provider is favorable. Although there can be no assurance the agreement will not be terminated or will be renewed in the future, the Company anticipates the agreement will automatically be renewed through August 2000.

MARKETS AND MARKETING STRATEGY

The Company markets and sells EAS equipment in the United States and abroad through an internal sales force of two individuals and Company management. The Company's current regional sales representatives primarily cover the Eastern United States. The Company is in the process of recruiting a national sales force to expand its coverage of the United States market. Domestic dealer and foreign distributor sales are conducted primarily by internal sales people. Management markets EAS equipment through a direct-calling program in addition to attending trade shows, advertising in trade publications, a direct-mailing program, and internet advertising.

There were no material concentrations of sales or accounts receivable outside the United States during December 31, 1999 and 1998.

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

BACKLOG

At December 31, 1999, the Company ended the year with $26,100 in backlog of sales orders compared to $28,000 in backlog at December 31, 1998. The Company expects the entire backlog of sales orders at the end of 1999 to be shipped prior to the end of the first quarter of 2000. The amount of backlog at any time during the year is not necessarily indicative of the volume of business for the upcoming year. The Company's revenues are substantially dependent on its customers' seasonal retail sales.

EMPLOYEES

The Company currently has 7 full time employees, none of whom have entered into employment agreements with the Company nor are represented by a labor union. From time to time, the Company hires temporary personnel to accommodate special requirements for larger projects. The Company does not have key-man life insurance on any of its employees.

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

ITEM 2.    PROPERTIES

The Company's offices, warehouse, and distribution center are located in 6,300 square feet of leased facilities in Deerfield Beach, Florida of which approximately 3,600 square feet are used for offices. Through the end of the lease term on January 31, 2000, the lease provides for payments of approximately $5,000 per month including sales tax and common area maintenance expenses. The Company believes these facilities are adequate to accommodate operations through the end of the lease term. A new lease was entered into for 5500 square feet of new office, warehouse and distribution located at 2843 Centerport Circle, Pompano Beach, Florida of which the lease term will expire in June 2005. The new lease provides for payments of approximately $4,500 per month plus sales tax .

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. Although the Company is unable to predict the ultimate disposition of these matters, the Company does not believe the resolution of such matters will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

In October 1996, the Company was named as a defendant in a lawsuit filed in New Jersey Superior Court whereby the plaintiff is seeking damages with respect to certain alleged invoices totaling approximately $20,000. On January 11, 2000, the matter was dismissed with prejudice without payment of damages.

Other than the above claim, the Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of the Company Board of Directors was held on December 16, 1999. Four of the Company's incumbent directors : Edward A. Mulhare, Thomas A. Nicolette, Milan Resanovich, and Richard J. Spagna appointed the new President and CEO, Jeff Wiebell as the fifth Director replacing Saul Pozensky. The appointment of Richard J. Spagna as the trustee for the employee 401K benefit plan "The ChamberPlan" was ratified. The re-appointment of Spear, Safer, Harmon & Co. as the Company's independent certified public accountants for the ensuing year was ratified.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock has not commenced trading.

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

In June 1998 the Company issued 30,000 shares of the Company's common stock pursuant to directors' and officers' compensation agreements. (None in 1999)

The Company has never paid a cash dividend on its common stock since its inception nor does it anticipate paying any cash dividends in the near future. The Company intends to retain any future earnings to finance the operations of the Company.

At December 31, 1999, the Company had approximately 111 record holders of its common stock.

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

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 REVENUES

Revenues were approximately $1,438,000 for the year ended December 31, 1999, a decrease of nearly $612,000 or 30% from revenues of $2,050,000 for the year ended December 31, 1998. The decrease in revenues for the year ended December 31, 1999 was primarily attributed to the decrease in sales from a significant customer which generated 2% and 20% of the Company's total revenues for the years ended December 31, 1999 and 1998, respectively. The Company began doing business with a new significant customer which accounted for 12% of revenues in 1999 and in year 2000 the Company anticipates sales to the customer to continue to grow. Excluding revenues from significant customers, 1999 revenues decreased more than 14% from revenues in 1998 although the Company's customer base remained relatively constant during 1999.

GROSS PROFIT

Gross profit was approximately $618,000 for the year ended December 31, 1999, a decrease of over $204,000 or 25% from gross profit of $822,000 for the year ended December 31, 1998. Gross profit margin were 43% for the year ended December 31, 1999, an increase from 40% for the year ended December 31, 1998, primarily as a result of the sales mix of products sold and a combination of lower product cost. Gross profit margins are expected to remain fairly constant in the near term due to the ongoing maintenance of the Company's cost control management program and pricing structure. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain constant as the Company attempts to expand its customer base.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expenses were nearly $834,000 for the year ended December 31, 1999, an increase of approximately $23,000 or 3% from selling, general, and administrative expenses of $811,000 for the year ended December 31, 1998. Overall, selling, general and administration expenses remained stable during 1999 except for a one time expense related to the terminated merger proposal with Ensec. Despite changes and reductions in Company personnel, compensation expense remained relatively constant including the payment of $40,000 of non-employee directors' cash compensation. Professional fees were approximately $89,000 for 1999 and $105,000 for 1998. Selling, general, and administrative expenses, especially marketing costs, are expected to moderately increase over the next year relative to the expected increase in revenues resulting from the Company's new President and CEO's focused sales plan.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense was approximately $4,200 for the year ended December 31, 1999, a decrease of over $300 or 7% from interest expense of $4,500 for the year ended December 31, 1998. Interest income for each of the years ended December 31, 1999 and 1998 primarily represents interest earned on cash balances in excess of operating requirements.

NET INCOME/(LOSS) AND NET INCOME/(LOSS) PER SHARE

Net loss was approximately $(216,000) for the year ended December 31, 1999, a decrease of over $230,000 from net income of $14,000 for the year ended December 31, 1998 principally as a result of a decrease of approximately $204,000 in gross profit and an increase in selling, general and administrative expenses of over $23,000.

Net loss per share was $(0.13) at December 31, 1999, a decrease of $0.14 per share from the net profit per share of $0.01 at December 31, 1998 resulting from the $230,000 decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's accumulated deficit was approximately $(1,904,000) and $(1,688,000) at December 31, 1999 and 1998, respectively. Working capital was decreased to $621,000 from $784,000 at December 31, 1999 and 1998, respectively.

Net cash used in operating activities was approximately $(94,000) in 1999, a decrease of $(56,000) from $(150,000) in 1998 primarily as a result of an increase in gross margins by over 7%, operating efficiencies and cost cutting measures. The Company believes its working capital plus the expected results of operations in 2000 will be sufficient to fund current business operations and anticipated growth. However, the Company believes it may need to raise additional capital through debt or equity financing to fund its anticipated growth beyond 2000.

SEASONALITY

The Company's revenues are substantially dependent on its customers' seasonal retail sales. Historically the Company has experienced higher sales volume in the third and fourth quarters of each year.

YEAR 2000 ISSUE

Computer programs used by businesses worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the dates "00" and "01" as the years 1900 and 1901 rather than the years 2000 and 2001. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculations misinterpreting the year 2000 date. The Company has communicated with its significant suppliers, dealers, financial institutions, and others with which it conducts business to determine the extent the Company may be impacted by third parties' failure to address the year 2000 issue. During 1999,the Company completed its plan to be year 2000 compliant and therefore, expects no material impact to its financial position, operations and cash flows. There can be no assurance whether the Company or such third parties will successfully address their respective year 2000 issues and whether the failure to do so will not have a material adverse effects on the Company's business, financial condition, cash flows, and results of operations.

ITEM 7.              FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
Independent Auditors' Report                                             11
Consolidated Balance Sheets at December 31, 1999 and 1998                12
Consolidated Statements of Operations for the years ended
December 31, 1999 and 1998                                               13
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999 and 1998                                 14
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998                                             15
Notes to Consolidated Financial Statements                               16-23

Consolidated Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
SenTech EAS Corporation and Subsidiary
Deerfield Beach, Florida

We have audited the accompanying consolidated balance sheets of SenTech EAS Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SenTech EAS Corporation and Subsidiary, as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/  SPEAR, SAFER, HARMON & CO.


Miami, Florida
February 6, 2000


                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998





                                                                       DECEMBER 31,              DECEMBER 31,
                                                                         1999                      1998
                                                                ----------------------------------------------
ASSETS
----------------------------------------------------------------

Current assets
     Cash and cash equivalents                                   $          211,642          $         305,307
     Accounts receivable, net of allowances of $5,000                       148,043                    110,576
     Inventories                                                            401,974                    478,886
     Other current assets                                                     8,176                     23,847
                                                                -------------------   ------------------------
        Total current assets                                                769,835                    918,616
Property and equipment, net                                                  18,684                     33,450
Other assets                                                                154,457                    192,570
                                                                -------------------   ------------------------

                                                                     $      942,976            $     1,144,636
                                                                ===================   ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------

Current liabilities
     Accounts payable                                            $          112,743          $         110,090
     Accrued liabilities                                                     67,630                     55,814

                                                                -------------------   ------------------------
         Total current liabilities                                          180,373                    165,904
                                                                -------------------   ------------------------
Long-term debt                                                              203,000                    203,000
                                                                -------------------   ------------------------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
     1,677,219 issued and outstanding                                           403                        403
     Additional capital                                                   2,463,182                  2,463,182
     Accumulated deficit                                                (1,903,982)                (1,687,853)
                                                                -------------------   ------------------------
         Total shareholders' equity                                         559,603                    775,732
                                                                -------------------   ------------------------

                                                                        $   942,976               $  1,144,636
                                                                ===================   ========================

----------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998





YEARS ENDED DECEMBER 31,                                                            1999                    1998
-------------------------------------------------------------------------------------------------  -----------------------

Revenues                                                                           $    1,438,167           $    2,049,856
Cost of revenues                                                                        (820,137)              (1,227,780)
                                                                            ---------------------  -----------------------
Gross profit                                                                              618,030                  822,076
Selling, general, and administrative expenses                                             833,987                  810,967
                                                                            ---------------------  -----------------------
Operating  (loss)/income                                                                (215,957)                   11,109

Interest expense                                                                          (4,239)                  (4,458)

Interest income                                                                             4,067                    7,676
                                                                            ---------------------  -----------------------
(Loss)/income before provision for income taxes                                         (216,129)                   14,327
Provision for income taxes                                                                  --                        --
Net (loss)/income                                                                 $     (216,129)           $       14,327

                                                                            =====================  =======================
(Loss)/Earnings per common share-Basic                                         $           (0.13)         $           0.01

                                                                            =====================  =======================


----------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                       COMMON             STOCK            ADDITIONAL            ACCUMULATED
                                  ------------------------------------ --------------------------------------
                                       SHARES            AMOUNT             CAPITAL                DEFICIT              TOTAL
                                  ----------------  ----------------   --------------------  ----------------------  ---------------

BALANCE AT DECEMBER 31, 1997             1,640,427          $    394           $ 2,444,054          $  (1,702,180)       $   742,268
Conversion of debt interest                    891                 1                 2,136           --                        2,137
Issued in lieu of payment for
professional services                        5,901                 1                13,999           --                       14,000
Issued pursuant to compensation
arrangements                                30,000                 7                 2,993           --                        3,000
Net income                                 --                --                  --                        14,327             14,327
                                  ----------------  ----------------   --------------------  ----------------------  ---------------
BALANCE AT DECEMBER 31, 1998             1,677,219          $    403           $ 2,463,182          $  (1,687,853)       $   775,732





Net loss                                   --                --                  --                      (216,129)         (216,129)
                                  ----------------  ----------------   --------------------  ----------------------  ---------------
BALANCE AT DECEMBER 31, 1999             1,677,219          $    403           $ 2,463,182          $  (1,903,982)       $   559,603
                                  ================  ================   ====================  ======================  ===============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



YEARS ENDED DECEMBER 31,                                                    1999            1998
---------------------------------------------------- ------------- -----------------  --------------

Cash flows from operating activities:

Net income/(loss)                                                    $     (216,129)    $     14,327
Adjustments to reconcile net income/(loss) to net
cash used in operating activities:
       Depreciation and amortization                                          52,166          23,658

       Debt interest converted to common stock                                   ---           2,138
       Stock issued in lieu of payment for professional services                 ---          14,000
       Stock based compensation                                                  ---           3,000
       Net changes in operating assets and liabilities:
               Accounts receivable                                          (37,467)          89,226
               Inventories                                                    76,912          52,311
               Other current assets                                           15,671           7,303
               Other assets                                                      713        (68,085)
               Accounts payable                                                2,653       (280,669)
               Accrued liabilities                                            11,816         (7,238)
                                                                     ---------------  --------------
       Net cash used in operating activities                                (93,665)       (150,029)
                                                                     ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                      ---         (3,270)
                                                                     ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on note payable to bank                                          ---        (16,657)

       Net cash (used in) provided by financing activities                       ---        (16,657)
                                                                     ---------------  --------------
Net decrease in cash and cash equivalents                                   (93,665)       (169,956)
Cash and cash equivalents at beginning of year                               305,307         475,263
                                                                     ---------------  --------------
Cash and cash equivalents at end of year                              $      211,642  $      305,307
                                                                     ===============  ==============


Supplemental Disclosure of Cash Flow Information:
       Cash paid during the year for interest                                  ---    $          200


--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

      EARNINGS/(LOSS) PER COMMON SHARE-BASIC

      Earnings/(loss) per common share-basic is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,677,219 and 1,677,219 at December 31, 1999 and 1998, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti- dilutive at December 31, 1999 and 1998.

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

      IMPAIRMENT

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long- Lived Assets to Be Disposed Of", the Company reviews long-lived assets and related goodwill for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable through future cash flows. If this review indicates that the assets and related goodwill will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount would be adjusted to fair value and any loss will be recognized in the statement of operations and certain disclosures regarding the impairment will be disclosed in the notes to financial statements. At December 31, 1999 and 1998, the Company believes no material impairments existed.

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

      In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal periods beginning after June 15, 2000. The Company does not expect a material impact upon its financial reporting or presentation due to the adoption of SFAS No. 133.

      In October 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for the first fiscal quarter beginning after December 15, 1998. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 134.

      In February 1999, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical corrections" which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

      RECLASSIFICATION - Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.





2. INVENTORIES

      Inventories consisted of the following at December 31, :

                                         1999                 1998
                                   -----------------    -----------------

      Raw materials                    $ 119,440            $ 249,129
      Finished goods                     282,534              229,757
                                   -----------------    -----------------
                                       $ 401,974            $ 478,886
                                   =================    =================


3. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31,:


                                                      1999             1998
                                                  -------------    ----------
      Furniture, fixtures and office equipment          $95,707      $ 95,707
      Machinery and equipment                            87,850        87,850
      Leasehold improvements                              5,250         5,250
                                                  -------------    ----------
                                                        188,807       188,807
      Accumulated depreciation and amortization        (170,123)     (155,357)
                                                  -------------    ----------
                                                        $18,684     $  33,450
                                                  =============    ==========

Depreciation expense for the years ended December 31, 1999 and 1998, was approximately $15,000 and $20,000, respectively.


4. OTHER ASSETS

      Other assets consisted of the following at December 31,:

                                                         1999             1998
                                                     --------------   ----------

      Non-recurring engineering costs                 $ 187,000       $ 187,000

      Accumulated amortization of non-recurring
       engineering costs                                (41,035)         (2,922)

      Deposits                                            8,492           8,492
                                                     -------------    ----------
                                                      $ 154,457       $ 192,570
                                                     =============    ==========

Amortization expense for the years ended December 31, 1999 and 1998 was approximately $38,000 and $3,000, respectively.








5. LONG-TERM DEBT

      Long-term debt consisted of the following at December 31,:

                                                      1999                 1998
                                                 ---------------    ------------

      8% mandatory convertible notes               $ 53,000             $ 53,000
      6% senior notes payable                       150,000              150,000
                                                 ---------------    ------------
                                                    203,000              203,000
      Current  maturities  of long-term debt           _                    -
                                                 ---------------    ------------
                                                  $ 203,000            $ 203,000
                                                 ===============    ============

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

SENIOR NOTES PAYABLE

In May 1995, the Company issued to two directors of the Company 6% Senior Notes totaling in the aggregate $330,000 due June 1997 with detachable warrants to purchase 137,500 common stock shares expiring January 1, 2001. Interest at 6% is payable annually in arrears subject to certain net income requirements.

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

The maturity date for the remaining $150,000 of the senior notes was extended to January 1, 2001 in exchange for warrants to purchase 20,000 shares of common stock at $2.40 per share. The warrants were issued during 1998 and 1997.

No interest was paid or payable on the senior notes during 1999 and 1998. The total long-term debt of $203,000 matures January 1, 2001.

6.   SHAREHOLDERS' EQUITY

      In June 1998, the Company issued 30,000 shares of the Company's common stock pursuant to directors' and officers' compensation arrangements, respectively (none in 1999). The Company has accounted for the issuance of the shares of the Company's common stock to the Company's directors and officers in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, the Company included in the consolidated statement of operations approximately $3,000 of compensation expense during 1998 (none in 1999). For purposes of recording compensation expense related to the Company's directors' and officers' stock based compensation, each share of stock was valued using the net tangible book value per share.

7.  STOCK OPTIONS AND WARRANTS

      The following schedule summarizes stock warrant activity and status:


                                                       1999             1998
                                                 ----------------    -----------

    Outstanding at beginning of year                  892,180         879,680

    Issued pursuant to compensation arrangements       50,000             ---
    Issued to related parties                             ---          12,500
                                                 ------------       ---------
    Outstanding at end of year                        942,180         892,180
                                                 ============       =========


    Price range of warrants outstanding at
        end of year                             $1.92 to 5.50        $1.92 to
                                                                         5.50

    Price range of warrants exercised during the year   -                 -
    Weighted average exercise price of currently
        exercisable warrants                            $4.58           $4.58
    Weighted average exercise price of
        exercisable warrants outstanding                $4.58           $4.58


8. INCOME TAXES

      At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $1,788,000 which may be available to offset future taxable income, if any, through 2019.

      Deferred tax liabilities (assets) consisted of the following at December
       31,:


                                                   1999                1998
                                            ----------------      --------------
      Net operating loss carryforwards           $(608,000)       $(540,000)

      Valuation allowance                          608,000          540,000
                                            ----------------      --------------
                                                      -                -
                                            ================      ==============

      Since such tax benefit is dependant upon future tax earnings, the Company has chosen not to recognize such benefit for financial reporting purposes in 1999 and 1998. Consequently, there was an increase in the valuation allowance of approximately $ 68,000 in 1999 due to the aforementioned uncertainty.

    A reconciliation of the statutory income tax rate with the Company's effective income tax rate follows:


                                                                    1999               1998
                                                              ------------------ -----------------

      Statutory federal income tax rate                             34.0%              34.0%
      State income  tax, net of federal income tax benefit           3.6                3.6
      Federal tax benefit of net operating loss carryforward       (37.6)             (37.6)
                                                              ------------------ -----------------
      Effective income tax rate                                      -                  -
                                                              ================== =================

9. CONCENTRATION OF CREDIT RISK

      The Company's revenues included sales to one customer in 1999 and 1998 representing 12% and 20% of total revenues, respectively. Approximately $22,000 was due from the customer and included in accounts receivable at December 31, 1998 (none in 1999). The Company minimizes credit risk through diversification and continued evaluation of its customers' financial condition and account status.

      During 1999 and 1998, the Company purchased approximately 21% and 29% of its inventory from one vendor in 1999 and in 1998, respectively, of which approximately $15,000 was payable to the supplier and included in accounts payable at December 31, 1998 (none in 1999). The Company minimizes dependence on any one supplier by maintaining sufficient alternatives for its raw materials and finished goods requirements.

      There were no material concentrations of sales, accounts receivable, nor identifiable assets outside of the United States during December 31, 1999 and 1998.

10. EMPLOYEE BENEFIT PLANS

      Since January 1, 1998, the Company provides a 401(k) and profit sharing plan (the "Plan") for eligible employees whereby the Company's annual contributions to the Plan are made at the discretion of the board of directors. The Company did not make any contributions to the Company's Plan during 1999 and 1998.

      An employee stock option plan (the "Plan") was adopted by the shareholders of the Company in 1995. The plan provides for 312,500 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Of this amount, 156,250 shares may be purchased pursuant to the exercise of incentive stock options, and 156,250 shares may be purchased pursuant to the exercise of non- qualified stock options. No stock options under the Plan have been granted since the inception of the Plan.

      11. COMMITMENTS AND CONTINGENCIES

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

      Effective December 16, 1999, the Company and Ensec mutually agreed to terminate the agreement and plan of merger.

      PURCHASE AND MANUFACTURING AGREEMENT

      In June 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement"). with a company whose former President and Chief Executive Officer is a Director of the Company. The Agreement, as amended in1999, provided for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non- recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. Payments made for non-recurring engineering were capitalized at cost pursuant to paragraphs 11 and 12 of SFAS 2 and are amortized as a component of cost of revenues using the straight-line method over the estimated useful life of the technology anticipated to be five years. Effective January 1, 1999, the Company changed its method of amortization from the units of production method to the straight line method. The change was applied on prospective basis.

      LEASES

      The Company leases its office and production facility and certain equipment under non-cancelable operating leases expiring through 2000. Rent expense for all operating leases approximated $65,000 and $45,000 in 1999 and 1998, respectively. Future minimum lease payments for operating leases having non-cancelable terms in excess of one year at December 31, 1999 are approximately $4,000 in 2000. During March 2000, a new lease was entered into for 5,500 square feet of new office, warehouse and distribution space. The terms of the lease provide for monthly payments of $4,500 plus sales tax through June 2005.

      INSTALLATION AND CUSTOMER SERVICE AGREEMENT

      In July 1995, the Company entered into a service agreement effective August 1995 with a national service organization which provides for the installation and servicing of any 8.2 MHz EAS system. Any EAS systems not covered by the agreement are handled by the Company's service personnel or other third party service providers. The agreement is for a one-year term and is automatically renewable for one-year periods unless terminated in writing by either party. The Company has not received any termination notices and believes its relationship with the service provider is favorable. Although there can be no assurance the agreement will not be terminated or will be renewed in the future, the Company anticipates the agreement will automatically be renewed through August 2000. Costs incurred in connection with this agreement were approximately $11,000 and $24,000 for each of the years ended December 31, 1999 and 1998.

      LITIGATION

      The Company is involved in various claims and legal actions arising in the ordinary course of business. Although management is unable to predict the ultimate disposition of these matters, the Company does not believe the resolution of such matters will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

      In October 1996, the Company was named as a defendant in a lawsuit filed in New Jersey Superior Court whereby the plaintiff is seeking damages with respect to certain alleged invoices totaling approximately $20,000. A motion to amend the pleadings was filed and granted to assert counterclaims and third party claims against the plaintiff and its officers for, among other things, false designation of origin under the federal Lanham Act, violations of statutory and common law unfair competition, trademark and trade dress infringement, and breach of contract all of which may result in damages exceeding $1,000,000. The Company's counterclaim and third party claims arose from an alleged intentional breach of a requirements type contract in which the plaintiff was authorized to manufacture for the Company certain equipment for sale to third parties. The Company has recorded in accrued liabilities a provision of approximately $20,000 for any liability which may result from the plaintiff's claims.

      On January 11, 2000, the matter was dismissed with prejudice without payment of damages.

      YEAR 2000 ISSUE

      Computer programs used by businesses worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the dates "00" and "01" as the years 1900 and 1901 rather than the years 2000 and 2001. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculations misinterpreting the year 2000 date. The Company is currently evaluating its financial and operational systems to determine the impact the year 2000 issue will have on its operations. The Company communicated with its significant suppliers, dealers, financial institutions, and others with which it conducts business to determine the extent the Company may be impacted by third parties' failure to address the year 2000 issue. During 1999,the Company completed its plan to be year 2000 compliant and therefore, expects no material impact to its financial position, operations and cash flows. There can be no assurance whether the Company or such third parties will successfully address their respective year 2000 issues and whether the failure to do so will not have a material adverse effects on the Company's business, financial condition, cash flows, and results of operations.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain current information concerning the directors and executive officers of the Company, including their ages, position, and tenure as of the date hereof:

                                    DIRECTOR/
NAME                   AGE       OFFICER SINCE  POSITIONS WITH THE COMPANY
----                   ---       -------------  --------------------------

Jeff Wiebell           38            1999       President, Chief Executive
                                                Officer and Director

Richard J. Spagna      38            1990       Vice President Operations
                                                and Director Secretary and
                                                Treasurer

Edward A. Mulhare      73            1994       Chairman of the Board of
                                                Directors

Milan Resanovich       69            1994       Vice Chairman of the Board
                                                of Directors

Thomas A. Nicolette    49            1997       Director


Jeffrey A. Wiebell has been President and Chief Executive Officer of SenTech since August 1999. Between September 1990 and August 1999 he has worked in various capacities at Pinkertons USA Security Integration Division, Cardkey Systems and Sensormatic Electronics Corporation. For the last 9 years, Mr. Wiebell has been focused on management, marketing and sales of security related products, security system design and security product integration. From 1984 to 1990 Mr. Wiebell managed various insurance departments at Midland Guardian, he was an Asset Manager for a division of USF&G and managed international sports venues at Heritage Sports. He received a B.A. in Economics from Indiana University in 1983 where he attended on full scholarship.

Richard J. Spagna founded the Company in 1990 when it was originally named Ultimate EAS Inc. and served as President until May 1991. Since May 1991, Mr. Spagna has served as a Director and Vice President Operations and Secretary and Treasurer since 1999. Mr. Spagna was employed by Sensormatic Electronics Corporation from February 1980 to October 1989 in a variety of positions including six years as Technical Support Specialist. While at Sensormatic, Mr. Spagna was the inventor of two key patented products which remain the property of Sensormatic.

Edward A. Mulhare has served as the Chairman of the Board of the Company since May 1994. From 1982 to 1992, Mr. Mulhare served as the Chairman of the Board and Chief Executive Officer of Merrill Lynch Interfunding, Inc., a wholly-owned subsidiary of Merrill Lynch, engaged in the management of a $1.6 billion leverage acquisition portfolio. From 1980 to 1982, he served as Executive Vice President of Republic

National Bank of New York. For the prior twelve years, he was a Vice President of Prudential Insurance Company of America where he managed a $4 billion portfolio of long term commercial loans and was Prudential's specialist for rebuilding troubled companies. Mr. Mulhare currently serves as a director of Advance Publishers, L.C., Akers Laboratories, Inc., and Realtec, Inc. Over the past ten years, Mr. Mulhare has served as a director of fifteen companies including Aldila Inc., Truck Components, Inc., PanAmerica Diamond Co., McGraw Industries, Inc., and American Silver Co. Mr. Mulhare received a B.S. in Accounting from Boston University in 1950 and an M.B.A. from Farleigh Dickenson University in 1978.

Milan Resanovich has served as a Director of the Company since October 1994 and has been a management consultant since 1992. From 1986 to 1992, he served as a Senior Vice President, and then President, at Merrill Lynch Interfunding, Inc. At Merrill Lynch Interfunding, Inc. he aided in the management of a leveraged-buyout investment fund. Prior to such time, Mr. Resanovich served as a Vice President at Prudential Insurance Company of America where he was employed in investment management from 1956 to 1986. Mr. Resanovich serves as a director of Advance Publishers, L.L.C., and Lancaster Composites, Inc. and has served as a director of more than ten companies including IMCO Recycling, a company traded on the New York Stock Exchange from 1986 through 1995. Mr. Resanovich received a B.A. from Gettysburg College in 1952 and an M.B.A. from the University of Pennsylvania in 1956.

Thomas A. Nicolette has served as a Director of the Company since October 1997. He was President and Chief Executive Officer of Sentry Technology Corporation from January 1997 until December 1999 and of Knogo North America, Inc. since its inception in August 1994 until December 1999. Prior thereto, Mr. Nicolette served in various capacities at Knogo Corporation where he was Chief Executive Officer from May 1994 to December 1994; President and Chief Operating Officer from 1990 to May 1994; President of the North America Division from 1989 to 1990; Vice President from 1986 to 1990; and a Director from 1987 to December 1994. Mr. Nicolette is a Director of STC and is Vice Chairman of the Board of Trustees of WLIW, the Long Island-based affiliate of the Public Broadcasting System. Mr. Nicolette received a B.S. in Criminal Justice and a B.A. in Management from Michigan State University in 1972.

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

ITEM 10.             EXECUTIVE COMPENSATION

The following table sets forth all compensation for services rendered in all capacities to the Company and its subsidiary for each of the years ended December 31, 1999 and 1998 by the Company's President and Chief Executive Officer. There were no other executive officers or other persons whose total compensation exceeded $100,000 during the years ended December 31, 1999 and 1998.


                                                                                        LONG-TERM
                                                  ANNUAL COMPENSATION               COMPENSATION AWARDS

NAME/                                                                              RESTRICTED           OPTIONS/       ALL OTHER
PRINCIPAL POSITION            YEAR          SALARY          BONUS         OTHER      STOCK                SARS       COMPENSATION
------------------            ----          ------          -----         -----      -----                ----       ------------

Jeff Wiebell
President & CEO               1999         $33,766            0             $25       $500                 0               0

Ronald L. Meggison, Jr
Former President & CEO        1999          67,523            0           5,000          0                 0               0
                              1998          74,607            0              25        500                 0               0

Directors of the Company receive 1,000 shares of common stock per year for acting in such capacities. In addition, Directors receive 1,000 shares of common stock for each Board of Directors meeting attended, however, no Director shall receive more than 5,000 shares of common stock in any one year period. For each of the years ended December 31, 1999 and 1998, 25,000 shares of the Company's common stock was granted pursuant to the Company's Board of Director's Compensation policy. Effective January 1, 1998, in addition to the Board of Director's stock based compensation described above, non-management Directors receive $10,000 annually payable quarterly in arrears.

The Company does not currently have employment agreements with any of the Company's executive officers or any other members of management. There were no performance options granted by the Company during the years ended December 31, 1999 and 1998.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the common stock of the Company beneficially owned as of April 17, 2000 by each director, each executive officer, and each beneficial owner owning more than five percent (5%) of the outstanding shares of common stock of the Company, and by all directors and executive officers as a group. The table includes all shares of common stock which may be acquired by the following beneficial owners within 60 days of the date hereof through the exercise of options or warrants, if any. Unless otherwise indicated, the address of each such beneficial owner is 484 Southwest 12th Avenue, Deerfield Beach, Florida, 33442.



                                                                         PERCENT
                                                             AMOUNT OF     OF
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIAL   COMMON
------------------------------------                         OWNERSHIP    STOCK
------------------------------------                         ---------    -----

Edward A. Mulhare  ....................................(1)    360,149      20.2%
Thomas A. Nicolette  ................................. (2)     75,267       4.3%
Milan Resanovich  .....................................(3)    213,072      11.3%
Richard J. Spagna  ....................................(4)    156,683       9.1%

All directors and executive officers
    as a group(1)(2)(3)(4).............................       805,171      40.0%
                                                             ============  =====




Saul Pozensky...........................................(5)   182,158      10.6%

Maurice Shahrabani......................................       98,926       5.9%
                                                          ==============   =====

(1) Includes (i) warrants to purchase 63,851 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities of which 55,555 expire in July 2000 and 8,296 expire in October 2001, and (ii) warrants to purchase 10,504 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in December 2001.

(2) Includes 8,000 shares of common stock held in trust for the benefit of Kara N. Nicolette (4,000 shares) and Alexa J. Nicolette (4,000 shares), each of whom are Mr. Nicolette's daughters, in which Mr. Nicolette disclaims any beneficial ownership. Includes (i) warrants to purchase 7,756 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in October 2001, and (ii) warrants to purchase 4,000 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in October 2001, which consists of 2,000 warrants held in trust for the benefit of Kara N. Nicolette and 2,000 warrants held in trust for the benefit of Alexa
           J. Nicolette, each of whom are daughters of Mr. Nicolette, in which Mr. Nicolette disclaims any beneficial ownership, or (iii) warrants to purchase 30,000 shares of common stock at an exercise price of $2.40 per share expiring in June 2002.

(3) Includes (i) warrants to purchase 9,859 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in October 2001, (ii) warrants to purchase 25,000 shares of common stock at an exercise price of $2.40 per share expiring in January 2001, and (iii) detatchable warrants to purchase 137,500 common stock shares at an exercise price of $2.40 per share expiring January 1, 2001. Does not include shares of common stock which may be issued to Mr. Resanovich upon the occurrence of an initial public offering of the Company's securities. This note is convertible at the rate of one share of common stock for each $3.49 of outstanding principal and accrued interest at the time of conversion. The original principal amount of the convertible promissory note is $53,000.

(4) Includes warrants to purchase 16,889 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in July 2000.

(5) Includes warrants to purchase 16,889 shares of common stock at an exercise price equal to the lesser of $5.50 per share or 10% above the exercise price of warrants offered in a public offering of the Company's securities expiring in July 2000.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the fourth quarter of 1996 and the first and second quarters of 1997, the Company sold an aggregate of 343,894 units, each unit consisting of one share of common stock and one common stock purchase warrant, in a private placement. The Company's Chairman, Edward A. Mulhare, purchased 10,504 units in this private placement.

In the second quarter of 1997, the Company entered into a three year purchase and manufacturing agreement (the "Agreement") with a company whose former President is a Director of the Company. The Agreement, as amended in 1999, provides for the development and manufacture of the Company's third generation EAS system. The Agreement requires the Company to pay $187,000 of non-recurring engineering costs in exchange for an assignment of fifty percent of the joint technology as defined by the Agreement. As of December 31, 1998, the Company paid the entire $187,000 of the non-recurring engineering costs.

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

In the fourth quarter of 1997, 45,000 shares of the Company's common stock was granted for additional compensation to Ronald L. Meggison, Jr., the Company's Former President and Chief Executive Officer.

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

In the second quarter of 1998, 5,000 shares of the Company's common stock was granted for additional compensation to Ronald L. Meggison, Jr., the Company's Former President and Chief Executive Officer.

In the third quarter of 1999, warrants to purchase 50,000 shares of common stock at an exercise price of $2.40 per share expiring August 2004 were issued to Jeff Wiebell, the Company's President and Chief Executive Officer as part of his compensation package.

In 1999, none of the accrued interest was paid or converted.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (A)    Financial statements

             See Item 7.

      (B)    Reports on Form 8-K

             There were no reports filed in 1999 on form 8-K

      (C)    Exhibits

             3.1      Articles of Incorporation. (i)

             3.2      Articles of Amendment. (i)

             3.3      Bylaws. (i)

             10.1 Agreement by and between SenTech EAS Corporation and Knogo North America Inc. dated June 1, 1997. (ii)

             22       Registrant's Subsidiaries. (i)

             27       Financial Data Schedule (i)

                          (I)  Filed herewith

                          (II) Incorporated by reference to Registrant's Form
                      10-KSB for the year ended December 31, 1998 filed February 25, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, on April 13, 2000.

                                   SENTECH EAS CORPORATION

                                   By: /s/ JEFF WIEBELL

                                   Jeff Wiebell
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 13, 2000.

SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----

/s/ JEFF WIEBELL                                                  April 13, 2000

     Jeff Wiebell         President and Chief Executive Officer
                          Director
/s/ RICHARD J. SPAGNA                                             April 13, 2000

     Richard J. Spagna    Vice President Operations
                          Secretary and Treasurer and Director

/s/ EDWARD A. MULHARE                                             April 13, 2000

     Edward A. Mulhare    Chairman of the Board of Directors


/s/ MILAN RESANOVICH                                              April 13, 2000

     Milan Resanovich     Vice Chairman and Director


/s/ THOMAS A. NICOLETTE                                           April 13, 2000

     Thomas A. Nicolette   Director