Form 10QSB
period 2000-03-31
SENTECH EAS CORP /FL
filed 2000-05-15
CIK 829288

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


For the Quarterly Period Ended March 31, 2000
                               --------------

Commission File No. 33-20015-NY
                    -----------



                             SENTECH EAS CORPORATION
             (Exact name of Registrant as specified in its charter)


          FLORIDA                                        65-0734041
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)


         484 SOUTHWEST 12TH AVENUE, DEERFIELD BEACH, FLORIDA    33442-3108
              (Address of principal executive offices)          (Zip Code)


         Registrant's telephone number including area code: 954-426-2965


 Former name, former address and former fiscal year, if changed since last report: SAME


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 30, 2000, there were 1,677,219 shares of the common stock outstanding.

--------------------------------------------------------------------------------

                             SENTECH EAS CORPORATION

                                      INDEX

                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 2000




PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

                Consolidated Balance Sheets                               2

                Consolidated Statements of Operations                     3

                Consolidated Statement of Shareholders' Equity            4

                Consolidated Statements of Cash Flows                     5

                Notes to Consolidated Financial Statements              6-8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8-10




PART II.     OTHER INFORMATION

      Item 3.     Other Information                                      10

      Item 4.     Exhibits and Reports on Form 8-K                       10

      Signatures                                                         10



                             SENTECH EAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                                MARCH 31,
                                                                   2000        DECEMBER 31,
                                                               (UNAUDITED)         1999
                                                              -----------------------------
ASSETS
-------------------------------------------------------------

Current assets
     Cash and cash equivalents                                  $   107,887    $   211,642
     Accounts receivable, net of allowances of $5,000               198,982        148,043
     Inventories                                                    406,078        401,974
     Other current assets                                            26,550          8,176
                                                                -----------    -----------
        Total current assets                                        739,497        769,835
Property and equipment, net                                          14,950         18,684
Other assets                                                        149,257        154,457
                                                                -----------    -----------

                                                                $   903,704    $   942,976
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------

Current liabilities
     Accounts payable                                           $   109,508    $   112,743
     Accrued liabilities                                             52,761         67,630
                                                                -----------    -----------
         Total current liabilities                                  162,269        180,373
                                                                -----------    -----------
Long-term debt                                                      203,000        203,000
                                                                -----------    -----------


Shareholders' equity
     Common stock; $0.00024 par value; 20,833,333 authorized;
        1,677,219 issued and outstanding                                403            403
     Additional capital                                           2,463,182      2,463,182
     Accumulated deficit                                         (1,925,150)    (1,903,982)
                                                                -----------    -----------
         Total shareholders' equity                                 538,435        559,603
                                                                -----------    -----------

                                                                $  903,704      $  942,976
                                                                ===========    ===========


-------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.







                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                        2000             1999
--------------------------------------------------------------------------------

Revenues                                               $ 353,211      $ 288,692
Cost of revenues                                        (214,659)      (180,198)
                                                       ---------      ---------
Gross profit                                             138,552        108,494
Selling, general, and administrative expenses           (160,157)      (158,076)
                                                       ---------      ---------
Operating loss                                           (21,605)       (49,582)
Interest expense                                          (1,045)        (1,046)
Interest income                                            1,482              _
                                                       ---------      ---------
Net loss                                               $ (21,168)     $ (50,628)
                                                       =========      =========
Net loss per share                                     $   (0.01)     $   (0.03)
                                                       =========      =========


--------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.







                             SENTECH EAS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                  COMMON     STOCK                  ADDITIONAL        ACCUMULATED
                                              ----------------------------------
                                                  SHARES           AMOUNT             CAPITAL           DEFICIT           TOTAL
                                              ---------------  ---------------- ---------------- ------------------ -------------

BALANCE AT DECEMBER 31, 1999                       1,677,219       $ 403          $ 2,463,182       $(1,903,982)      $ 559,603


Net loss                                                                                                (21,168)       (21,168)


                                              ---------------  ---------------- ---------------- ------------------ -------------
BALANCE AT MARCH 31, 2000 (UNAUDITED)
                                                   1,677,219      $ 403          $ 2,463,182       $(1,925,150)      $ 538,435
                                              ===============  ================ ================ ================== =============


-------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.







                             SENTECH EAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED MARCH 31,
                                                                       2000          1999
-------------------------------------------------------------       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (21,168)   $ (50,628)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                    13,234        4,447
       Net changes in operating assets and liabilities:
               Accounts receivable                                     (50,939)     (38,690)
               Inventories                                              (4,104)      11,450
               Other current assets                                    (18,374)     (10,792)
               Other assets                                             (4,300)           _
               Accounts payable                                         (3,235)      27,815
               Accrued liabilities                                     (14,869)      (8,122)
                                                                     ---------    ---------
       Net cash used in operating activities                          (103,755)     (64,520)
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      _            _
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to bank                                         _            _
                                                                     ---------    ---------
         Net cash used in financing activities                               _            _
                                                                     ---------    ---------
Net decrease in cash and cash equivalents                             (103,755)   (64,520))
Cash and cash equivalents at beginning of year                         211,642      305,307
                                                                     ---------    ---------
Cash and cash equivalents at end of Quarter                          $ 107,887    $ 240,787
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

      The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and March 31, 1999, (b) the financial position at March 31, 2000, and (c) the cash flows for the three month periods ended March 31, 2000 and March 31, 1999. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2. INVENTORIES

      Inventories consisted of the following:

                                           MARCH 31,
                                             2000        DECEMBER 31,
                                          (UNAUDITED)        1999
                                          -----------    ------------

      Raw materials                       $ 116,143      $ 205,289
      Finished goods                        289,935        262,147
                                          ---------      ---------
                                          $ 406,078      $ 467,436
                                          ==========     =========

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.    NET LOSS PER SHARE

      Net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the "per share" computations were 1,677,219 and 1,677,219 at March 31, 2000 and 1999, respectively.
      Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at March 31, 2000 and 1999.

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

      INSTALLATION AND CUSTOMER SERVICE AGREEMENT

      In July 1995, the Company entered into a service agreement effective August 1995 with a national service organization which provides for the installation and servicing of any 8.2 MHz EAS system. Any EAS systems not covered by the agreement are handled by the Company's service personnel or other third party service providers. The agreement is for a one-year term and is automatically renewable for one-year periods unless terminated in writing by either party. The Company has not received any termination notices and believes its relationship with the service provider is favorable. Although there can be no assurance the agreement will not be terminated or will be renewed in the future, the Company anticipates the agreement will automatically be renewed through August 2000. Costs incurred in connection with this agreement were approximately $800 and $5,100 for each of the three months ended, March 31, 2000 and 1999.

      LITIGATION

      The Company is involved in various claims and legal actions arising in the ordinary course of business. Although management is unable to predict the ultimate disposition of these matters, the Company does not believe the resolution of such matters will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

      YEAR 2000 ISSUE

      Computer programs used by businesses worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the dates "00" and "01" as the years 1900 and 1901 rather than the years 2000 and 2001. The Company recognized the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculations misinterpreting the year 2000 date. The Company was not impacted by the year 2000 issue, or by any of its significant suppliers, dealers, financial institutions in relation to their year 2000 issues. During 1999,the Company completed its plan to be year 2000 compliant and is not experiencing any material impact to its financial position, operations and cash flows. There can be no assurance whether the Company or such third parties has successfully addressed their respective year 2000 issues and whether the failure to do so will not have a material adverse effects on the Company's business, financial condition, cash flows, and results of operations.


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

      The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.


      FIRST QUARTER 2000 AS COMPARED TO THE FIRST QUARTER 1999

      REVENUES

      Revenues were approximately $353,000 for the first quarter 2000, an increase of $64,000 or 22% from revenues of $289,000 for the first quarter of 1999. The increase in revenues for the first quarter of 2000 was primarily attributed to sales from existing customers, which generated 42% of the Company's total revenues for the first quarter of 2000. At March 31, 2000, the Company ended the quarter with nearly $85,000 in backlog compared to $94,000 in backlog at March 31, 1999.

      GROSS PROFIT

      Gross profit was approximately $139,000 for the first quarter of 2000, an increase of $31,000 or 29% from gross profit of $108,000 for the first quarter of 1999 primarily as a result of the increase in revenues. Gross profit margin was 39.2% for the first quarter of 2000, an increase from 37.6% for the first quarter of 1999. The Company realizes substantially higher gross profit margins on its manufactured products than it realizes on its purchased products due to the proprietary nature of purchased products, however, the current sales mix is expected to remain constant as the Company's customer base expands.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

      Selling, general, and administrative expenses were approximately $160,000 for the first quarter of 2000, an increase of $2,000 or 1% from selling, general, and administrative expenses of $158,000 for the first quarter 1999. Operating expenses increased during the first quarter of 2000 resulting from tradeshows and related expenses.

      INTEREST EXPENSE AND INTEREST INCOME

      Interest expense was approximately $1,100 for the first quarter of 2000 and $1,100 for the first quarter 1999. Interest income for the first quarter of 2000 was $1,482, primarily represents interest earned on cash balances in excess of operating requirements.

      NET LOSS AND NET LOSS PER SHARE

      Net loss was approximately $(21,000) for the first quarter of 2000, a decrease of $30,000 or 59% from the net loss of $(51,000) for the first quarter of 1999, primarily as a result of an increase of approximately $31,000 in gross profit offset by an increase in operating costs of nearly $2,000.

      Net loss per share was $(0.01) at March 31, 2000, an increase of $0.02 per share or 200% from the net loss per share of $(0.03) at March 31, 1999 resulting from the $30,000 decrease in net loss.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's accumulated deficit was approximately $(1,925,000) and $(1,738,000) at March 31, 2000 and 1999, respectively. Working capital decreased approximately $161,000 from $738,000 at March 31, 1999 to $577,000 at March 31, 2000.

      Net cash used in operating activities was approximately $(104,000) during the first quarter of 2000, an increase of $39,000 from $(65,000) during the first quarter of 1999.

      The Company believes the expected results of operations in 2000 will be sufficient to fund current business operations and anticipated growth. However, the Company believes it may need to raise additional capital through debt or equity financing to fund its anticipated growth beyond 2000. There is no assurance that such additional financing will be available when needed or available with terms acceptable to the Company. SEASONALITY

      The Company's revenues are substantially dependent on its customers' seasonal retail sales. Historically, the Company has experienced higher sales volume in the third and fourth quarters of each year.

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      There were no exhibits or reports on Form 8-K filed during the three month period ended March 31, 2000.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 12, 2000.


                                                  SENTECH EAS CORPORATION

                                                  By: /s/ JEFF WIEBELL
                                                      -----------------
                                                  Jeff Wiebell
                                                  President and Chief Executive
                                                  Officer